Form 10QSB
period 1996-03-31
EXCEL RESOURCES INC
filed 1996-08-02
CIK 846770

                      FORM 10-QSB

          SECURITIES AND EXCHANGE COMMISSION

                WASHINGTON  D.C. 20549


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1996

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to
                               -------------   ------------

               Commission File No. 33-26936-D

                   EXCEL RESOURCES, INC.
(Exact name of registrant as specified in its charter)



                        Nevada
           (State or other jurisdiction of
           incorporation or organization)


                      87-0460769
         (I.R.S. Employer Identification No.)

     1111 Bagby Suite 2400, Houston, Texas 77002
 (Address of principal executive offices) (zip code)

                    (713) 659-5556
 (Registrant's telephone number, including area code)

12,023,956 shares of Common Stock outstanding as of March 31,
1996

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)     Yes    X  No             (2) X   Yes           No
    ----     ----                   ----           ----


                      Part I
               FINANCIAL INFORMATION

          Item 1 - Financial Statements

                EXCEL RESOURCES. INC.
             Consolidated Balance Sheet

                      ASSETS


                                              March 31,    December 31,
                                                   1996            1995
                                            (Unaudited)       (Audited)
CURRENT
 Cash and cash equivalents                      $ 300           $ 3,889

Trade accounts receivable, net of allowance of
 $0 in 1995 and $65,000 in 1994               476,812           262,081

 Other                                              0                 0

 Total current assets                         477,112           265,970

 Transmission equipment                       163,675           163,675
 Office furniture and equipment               105,507           141,507
 Transportation equipment                           0             6,452
 Leasehold improvements                         6,452           311,634
 Accumulated depreciation                    (148,676)         (164,676)

 Total equipment                              126,958           146,958

 NET OIL AND GAS PROPERTIES,
 full cost method                           3,861,771         4,383,207

 Long-term accounts receivable                313,961           491,287
 Miscellaneous                                 15,621            15,621

 Total other assets                           329,582           506,908

 TOTAL ASSETS                             $ 4,795,423       $ 5,303,043


See accompanying notes to financial statements.

                    EXCEL RESOURCES. INC.
                 Consolidated Balance Sheet

            LIABILITIES AND STOCKHOLDERS' EQUITY

                                              March 31,    December 31,
                                                   1996            1995
                                            (Unaudited)       (Audited)
CURRENT LIABILITIES
 Trade accounts payable                     $ 7,953,475     $ 7,919,987
 Notes and production payables - current portion     0               0
 Long-term debt - current portion             3,572,026       4,057,361
 Accrued expenses                               484,006         455,430

 Total current liabilities                   12,009,507      12,432,778

 LONG-TERM LIABILITIES
 Notes and production payables                        0               0
 Deferred revenue                               146,849          146,849
 Total long-term liabilities                    146,849          146,849
 Total liabilities                           12,156,356       12,579,627

 STOCKHOLDERS' EQUITY
 Preferred stock, $.001 par value, 5,000,000 shares
 authorized, none issued or outstanding
 Common stock, $.001 par value, 100,000,000 shares
 authorized, 12,023,956 and 12,023,956 shares issued
 and outstanding                                 12,024          12,024
 Additional paid-in capital                   5,466,210       5,466,210
 Retained earnings (deficit)                (12,403,056)    (12,251,241)
                                             (6,924,822)     (6,773,007)

 Note receivable from stockholder              (436,111)       (503,577)
 Total stockholders' equity                  (7,360,933)     (7,276,584)

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
                                            $ 4,795,423     $ 5,303,043

See accompanying notes to financial statements.



                    EXCEL RESOURCES, INC.
            Consolidated Statements of Operations

                         (Unaudited)

                                        For the three Months
                                        ended March 31,

                                         1996       1995

 SALES                            $ 1,679,700    $ 1,005,749
 Cost of sales                      1,234,602        659,795

 GROSS PROFIT (LOSS)                  445,098        345,954

 GENERAL AND
 ADMINISTRATIVE EXPENSES
                                      287,278        990,933

 INCOME (LOSS)
 FROM OPERATIONS                      157,820       (644,979)
 OTHER INCOME (EXPENSE)
 Interest income (expense)           (299,635)      (396,880)
 Factoring fee                              0              0
 (Loss)gain on sale of marketable securities
                                            0              0
 (Loss) gain on sale of equipment     (10,000)        40,000
 Miscellaneous                              0              0

 Total other income (expense)        (309,635)      (356,880)
 INCOME (LOSS) BEFORE INCOME TAXES
                                     (151,815)    (1,001,859)
 Income Tax (Expense) Benefit               0              0

 NET GAIN (LOSS)                  $  (151,815)   $(1,001,859)

EARNINGS PER SHARE

 NET INCOME (LOSS)                $     (0.01)   $     (0.11)
 WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING
                                   12,023,956      9,283,000


See accompanying notes to financial statements.




                    EXCEL RESOURCES, INC.
            Consolidated Statements of Cash Flows
                         (Unaudited)

       Increase (Decrease) in Cash and Cash Equivalents
                       For the Three Months              For the Three Months
                       ended March 31,                   ended March 31,

                           1996                              1995

CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net Income (loss)         $ (151,815)                       $ (1,001,859)

Adjustments to reconcile net income to net cash provided (used in) operating activities:

 Depreciation, depletion
 and amortization
                              521,436                             488,744
 Deferred revenue                   0                             194,787
 Net loss (gain) on sale
 of equipment
                               10,000                             (40,000)
 Changes in assets
 and liabilities:
 Trade accounts receivable   (214,731)                             37,462
 Federal income tax receivable      0                                   0
 Other current assets               0                             (18,002)
 Long-term receivable         177,326                             (19,816)
 Miscellaneous                      0                               1,279
 Trade accounts payable
 and current portion
 long term debt
                             (451,847)                            144,752
 Accrued expenses               28,576                           (301,306)

 NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES          (81,055)                          (513,959)


See accompanying notes to financial statements.




                            EXCEL RESOURCES, INC.
                    Consolidated Statements of Cash Flows
                                 (Unaudited)

              Increase (Decrease) in Cash and Cash Equivalents

                                   For the Three Months   For the Three Months
                                   ended March 31,        ended March 31,

                                        1996                    1995

 CASH FLOWS USE IN
 INVESTING ACTIVITIES:
 Capital expenditures                        0                      0

 Proceeds from sale of equipment        10,000                350,000
 Proceeds from sale of securities            0                      0
 Note receivable from stockholder       67,466                      0
 Purchase of oil and gas leases              0                      0

 NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                   77,466                350,000

 CASH FLOWS FROM
 FINANCING ACTIVITIES:
 Repayment of long-term debt                 0               (642,028)
 Proceeds from equity investors              0                798,825

 NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                        0                156,797

 Net increase (decrease) in cash
 and cash equivalents                   (3,589)                (7,162)

 Cash and cash equivalents at
 beginning of period                     3,889                 16,499

 Cash and cash equivalents at
 end of period                           $ 300                $ 9,337


See accompanying notes to financial statements.



                        EXCEL RESOURCES, INC.

NOTE 1 - Basis of Presentation, Organization and Summary of
         Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with the instructions and requirements of Form 10-QSB, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, such financial statements reflect all adjustments necessary for a fair statement of the results of operations and financial position for the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full years. It is suggested that these consolidated financial statements be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

Organization and Business

     Excel Resources, Inc., ("the Company"), formerly Dover Capital Corporation, was incorporated in the state of Nevada on December 31, 1988. The Company's primary business activity is the production, gathering, marketing and transportation of natural gas and related products.

Basis of Consolidation

     The consolidated financial statements include the accounts of the Company, its whollyowned subsidiary, Excel Resources, Inc., a Texas Corporation, ("Excel Texas"), Excel Texas' wholly-owned subsidiaries, Excel Gas Gathering, Inc., Excel Consulting and Management Company, Inc., Excel Pipeline, Inc., Excel Ventures, Inc., and Excel Gas Marketing, Inc., an affiliate of the Company through common ownership. All significant intercompany transactions have been eliminated.

Equipment and Depreciation

     Equipment is stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. The estimated useful lives of equipment for purposes of computing depreciation are:

 Class                               Life

 Transmission equipment              22 years
 Office furniture and equipment      10 - 12 years
 Transportation equipment            7 years
 Leasehold improvements              3 - 5 years


Oil and Gas Properties

     The Company follows the full cost method of accounting, as defined by the Securities and Exchange Commission, whereby all costs incurred in connection with the acquisition, exploration and development of oil and gas properties, whether productive or nonproductive, are capitalized. Capitalized costs related to proved properties and estimated future costs to be incurred in the development of proved reserves are amortized using the unit-of-production method. The average depletion rate based on equivalent Mcf of natural gas for the three months ended March 31, 1996, and 1995 was $.84 and $.83, respectively.

     Capitalized costs are annually subjected to a test of recoverability by comparison to the present value of future net revenues from proved reserves. Any capitalized costs in excess of the present value of future net revenue from proved reserves, adjusted for the cost of certain unproved properties, are expensed in the year in which such an excess occurs. There was no such test nor any related adjustment for the three months ended March 31, 1996.

Revenue Recognition

     Revenues are recognized when the gas products are delivered to customers. In the movement of natural gas, it is common for differences to arise between volumes of gas contracted or nominated, and volumes of gas actually received or delivered. These situations are the result of certain attributes of the natural gas commodity and the industry itself. Consequently, the credit given to the Company by a pipeline for volumes received from producers may be different than volumes actually delivered by a pipeline. When all necessary information, such as the final pipeline statement for receipts and deliveries is available, these differences are resolved by the Company.

     The Company records imbalances based on amounts received and classifies the imbalances as adjustments to the trade accounts receivable or trade accounts payable, as appropriate.

Deferred Revenue

     The Company has long-term throughput contracts with certain customers on its offshore oil and gas wells (see Note 3). The contracts contain "take or pay" provisions whereby the Company is entitled to a minimum throughput. The Company recognizes income only on its entitlement sales. Payment for surpluses over entitlements are credited to deferred revenues to offset future deficiencies. If the Company's take of production is less than the entitlement, the Company recognizes revenue on its full entitlement and charges long-term receivables. At March 31, 1996, and December 31, 1995, the Company had a long-term gas balancing receivable of $313,961 and $491,287 and an offsetting long-term gas balancing payable of $146,849 and $146,849, respectively.

Earnings (loss) per Share

     Earnings per share amounts are based on the weighted average number of common shares outstanding.

Marketable Securities

     Marketable securities consist of direct obligations of the U.S. Government and futures contracts. Securities are stated at cost, which approximates market value.

Cash Equivalents

     Cash equivalents include any highly liquid investment instruments purchased with an original maturity date of three months or less.

NOTE 2 - Purchase of Oil and Gas Leases

     Effective January 1, 1994, the Company acquired working interests in certain oil and gas properties from three unrelated entities for a total purchase price of $7,692,027 net of gas imbalance positions. The payment of the purchase price was made in April 1994, from funds provided by one of the Company's major suppliers.

The borrowed funds were repayable within six months beginning June 1994 from future production payments from the properties and or dedicated natural gas trades. Management is currently involved in negotiations for refinancing this short term debt; however, it can not be assumed that such negotiations will be successfully concluded.

NOTE 3 - Oil and Gas Exploration, Development and Producing
Activities (Unaudited)

Results of Operations

     The results of oil and gas producing activities during the three months ended March 31, 1996, are as follows:

                                                       Amount

       Production revenues                         $1,482,190
       Production costs                               576,509
       Depreciation, depletion and amortization       521,436
       Operating income - producing activities      $ 384,335


Cost Incurred

     For the three months ended March 31, 1996, the costs incurred in oil and gas producing activities totaled $576,509, all of which was charged to expense.

Capitalized Costs

     Capitalized costs relating to oil and gas exploration, development and producing activities were as follows:


                                              March 31, 1996

Costs subject to amortization -
all proved properties
                                                 $ 9,333,663
Less accumulated depreciation, depletion,
and amortization:                                 (5,471,892)

                                                 $ 3,861,771

Proved Reserves

     The following schedule presents estimates of proved oil and natural gas reserves attributable to the Company, all of which are located offshore from the continental United States. Proved reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved - developed reserves are those which are expected to be recovered through existing wells with existing equipment and operating methods. Reserves are stated in barrels of oil and millions of cubic feet of natural gas. Geological and engineering estimates of proved oil and natural gas reserves at one point in time are highly interpretive, inherently imprecise and subject to ongoing revisions that may be substantial in amount. Although every reasonable effort is made to ensure that the reserve estimates represent the most accurate assessments possible, these estimates are by their nature not precise and are often different from the quantities ultimately recovered.

                                         Three Months Ended
                                         March 31, 1996

                                          (Bbl)       (Mmcf)
Proved reserves:
Beginning of the period                   5,797    7,829,000

Production                               (1,045)    (620,595)
Proved reserves:
End of the period                         4,752    7,208,405



Standardized Measure of Discounted Future Net Cash Flows

     The following schedules present the standardized measure of estimated discounted future net cash flows from the Company's proved reserves and an analysis of the changes in these amounts for the three months ended March 31, 1996. Estimated future cash flows were based on independent reserve data.

     Because the standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at March 31, 1996, it should be emphasized that such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of the Company's recoverable reserves or in estimating future results of operations.

Standardized measures of discounted future net cash flows:


                                               March 31,1996

Future production revenues                      $ 14,752,160
Future capital costs                              (1,010,602)
Future production costs                           (5,238,628)
Total future costs                                 6,249,230
Future cash flows before income taxes              8,502,930
Future income tax benefit                         (1,488,013)
Future net cash flows                              9,990,943
Effect of discounting
future annual net cash
flows at 10%                                      (1,398,732)
Standardized measure of
discounted future net
cash flows                                      $  8,592,211

NOTE 4 - Notes Payable

Notes payable, consisted of the following:

                                       March 31, 1996     December 31, 1995

Purchase note payable in default payable
on demand currently being repaid from
production from oil and gas properties and /or
dedicated natural gas trades interest imputed
at 20% subject to renegotiation (See Note 2) $ 3,505,532       $ 3,990,867

Note payable to a company with an effective
interest rate of approximately 6%, due March 1,
1995, in default                                  67,477            66,494
                                               3,573,009         4,057,361
Less current maturities                       (3,573,009)       (4,057,361)
                                                   $ -              $ -

NOTE 5 - Income Taxes

     At March 31, 1996, the Company had net operating loss carryforwards of approximately $11,951,000 that may be offset against future taxable income through 2010. No tax benefit has been reported in the 1996 financial statements, because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 6 - Commitments

     The Company leases office space and certain equipment under operating lease agreements. At March 31, 1996, the estimated future minimum rental payments required under the leases were:

           Year ending December 31,             Amount
           1996                                 73,000
           1997                                 79,000
           1998                                 78,000
           Thereafter                           82,000
           Total                             $ 369,000

     Rental expense for the Three Months ended March 31, 1996, and 1995, totaled approximately $33,909 and $33,817, respectively.

NOTE 7 - Employee Benefit Plan

     The Company has a 401(k) deferred compensation plan. Under this plan, employees meeting eligibility requirements, (as defined in the plan), contribute a percentage of their before tax compensation to the plan with the Company matching the first two percent of the employee contribution. Additional Company contributions may be made at the discretion of the Board of Directors. The Company made no contributions for either the three months ended March 31, 1996 or the three months ended March 31, 1995.

NOTE 8 - Related Party Transactions

     The Company has a note receivable from its primary stockholder for various expenditures paid by the Company on behalf of the stockholder. The advances bear interest at 6% and are payable upon demand by the Company. The following is a summary of the notes receivable:

                          March 31,    December 31,
                               1996            1995

 Notes receivable balance $ 503,577       $ 503,577
 Advances during year           $ 0             $ 0
 Repayments during the year$ 67,466        $ 37,699

The notes receivable from stockholder are reflected as a reduction in stockholder's equity (capital deficit).

NOTE 9 - Supplemental Disclosure of Cash Flow Information

                         1996                    1995

 Interest paid           $185,570              $61,174


Item 2.
Management's Discussion and Analysis of the Financial Condition and Results of Operations.

    Total sales for the quarter ended March 31, 1996, were $1,679,700, representing a $673,951 or 67% increase over the first quarter ended March 31, 1995, total sales of $1,005,749. The increase resulted from a increase of $712,927 in Company-owned natural gas and oil production sales. The marketing activities of third-party gas by Excel Gas Marketing, Inc. have diminished to only one small active customer. Natural gas prices continued to show strength throughout the first three months of 1996, reaching levels as high as $3.50 per MMBtu in Gulf Coast region. These price increases have had a favorable impact on the Company's production revenues.

 Gross profit for the first quarter of 1996 was $445,098 representing a $99,144 or 28.7% increase over the first quarter of 1995. This increase was due to an increase in sales of Company-owned gas and oil production as outlined above. Total depletion on the Company's producing properties was approximately
$521,000 which is included in the cost of sales.

 The net loss of $151,815 for the quarter ended March 31, 1996, a substantial improvement over a loss of $1,001,859 for the quarter ended March 31, 1995, reflects declining general and administrative costs, declining interest expense and improved sales volume and margin from Company-owned production,

Liquidity and Capital Resources

 The principal sources of cash for the first quarter of 1996 were funds provided from current and past operations of the Company. Cash outflows included funds used in operations and the repayment of debt.

 The net cash used in operating activities during the first quarter of 1996 was $81,055, compared to $513,959 used in operations in the first quarter of 1995. The negative cash flow in the first quarter of 1996 was primarily due to payments that were made to reduce debt. The negative cash flow in the first quarter of 1995 was primarily due to payments made to gas producers from prior period gas marketing activities.

 The net cash flow provided by investing activities during the first quarter of 1996 was $77,466, compared with $350,000 provided by investing activities in 1995. The 1996 cash flow was from the sale of equipment and the partial repayment of a note receivable from a stockholder, and the 1995 cash flow was from the sale of a pipeline system.

 The Company had no cash flow from financing activities during the first quarter of 1996. Net cash flow from financing activities for the first quarter of 1995 was $156,979, reflecting equity investments of approximately $800,000 less repayment of debt of approximately $640,000. This repayment of debt was primarily to a major customer which advanced funds to the Company in the first quarter of 1994 for the purchase of offshore oil and gas producing properties.

     As of March 31, 1996, the Company's current liabilities of $12,009,507 exceeded its current assets of $477,112 by $11,532,395. The Company expects to be able to address its liquidity pressures through additional equity funding and continue to operate.

     Throughout 1995, the Company received $3.6 million in equity financing from Union Financiere Privee S.A. (UFIP) of Geneva, Switzerland, a private investment firm and several private European investors working with UFIP. The financing agreement between UFIP and the Company was terminated in January, 1996. The Company continues to seek funds in the European debt and equity markets, as well as those within the United States.

     The Company also is currently seeking additional sources of both equity and debt financing to fund current and future acquisitions. Each acquisition is evaluated and judged on its future potential cash flows. It is the objective of the Company that each acquisition generate cash flows sufficient to fund the particular acquisition's operations and its associated debt.

     The Company currently has 5,000,000 authorized but unissued shares of preferred stock and nearly 88,000,000 shares of authorized but unissued common stock. The Company did not issue any common stock during the first quarter of 1996. The Company will continue to pursue opportunities to acquire properties in exchange for its stock.

                      PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     The Company and Excel Gas Marketing, Inc., an affiliate of the Company, are either individually or jointly involved in a number of claims, as well as litigation, for breach of contract primarily arising from the nonpayment for natural gas purchased. Liquidity problems encountered by both the Company and Excel Gas Marketing, Inc. during 1994 were the primary factors giving rise to such claims. Management believes that the outcome of such litigation will not have a material adverse effect upon the Company, since all claims, excluding legal fees (which the Company believes will be immaterial in amount), are properly reflected in the financial statements. The Company is continuing its efforts to secure funding sufficient to pay all amounts for which it is liable. The following is a listing of those legal actions:

- - - - July 6, 1994, Scana Hydrocarbons, Inc. filed suit against Excel Gas Marketing, Inc. ("Excel Gas Marketing") for breach of contract for nonpayment of $252,818.00 plus interest and legal costs. The suit also claimed fraud on the part of Excel Gas
Marketing for failure to place gas sales contract proceeds into an escrow account. Excel Gas Marketing and the Company have finalized a settlement of this suit, which settlement provides for amounts remaining due to Scana to be paid in monthly installments over a one-year period beginning March 15, 1996.
Neither the March payment nor any subsequent payment due thereafter has been made.

- - - - July 19, 1994, Entex, a division a NorAm Energy Corporation filed a Petition of Interpleader in the Judicial District Court of Harris County, Texas, against the Company and Excel Gas Marketing. The action caused a total of $1,969,349.49 of accounts receivable due to the Company to be placed with the clerk of the court for distribution to the appropriate parties. The
Interpleader was filed by Entex to make payments to other parties of the funds owed to the Company and Excel Gas Marketing. These claims were made due to the Company's and Excel Gas Marketing's failure to pay outstanding natural gas purchases. The mediation for the Petition of Interpleader was held on July 27, 1995, with all parties to the action agreeing to the distribution of the above mentioned funds. Two major creditors received a total of $1,700,000. The balance of the funds were distributed on a pro-rata basis among the remaining creditor parties to the action. In addition, in connection with the mediation process, Cypress Operating Company obtained an agreed judgment against Excel Gas Marketing, Inc. for $117,648.56 plus interest and attorneys' fees. Mobil Natural Gas, Inc. was granted an agreed judgment against Excel Gas Marketing and Excel-Texas in the amount of $2,911,754.00 plus post judgment interest. The amounts due in connection with the judgments have not been fully paid, but ExcelTexas and Excel Gas Marketing are working with the respective parties to satisfy same.

- - - - August 8, 1994, Gas Marketing & Transportation Co. filed suit against Excel Gas Marketing for breach of contract due to nonpayment of gas purchases of $290,386 plus interest and legal costs. The suit was filed in the Judicial Court of Nueces County, Texas. This matter was settled on November 28, 1994, between the respective parties. Under the provisions of the Mutual
Release and Settlement Agreement, Excel Gas Marketing was to pay
Gas Marketing & Transportation Co., Inc. $246,353.97 by December
28, 1994. Such required amount was not paid by the specified date and has not been paid as of the date hereof; however, payments have been made to reduce such amount.

- - - - August 11, 1994, Oxy U.S.A. filed suit against the Company in the Judicial Court of Harris County, Texas, for breach of contract. Oxy U.S.A. seeks to collect $171,139.36 plus interest at 18% per annum.
They are also seeking recovery of attorneys' fees and court costs.
This matter was settled on April 18, 1995, between the respective parties. Under the provisions of the Mutual Release and Settlement Agreement, the Company was to pay to Oxy U.S.A. $171,139.36 by May
27, 1995. Such required amount was not paid by the specified date and has not been paid as of the date hereof; however, payments have been made to reduce such amount.

- - - - August 16, 1994, J. M. Huber Corporation filed suit against Excel Gas Marketing in the Judicial Court of Harris County, Texas, for breach of contract, seeking $346,499.12 plus interest, attorneys' fees and court costs. This matter was settled on October 31, 1994, between the respective parties. Under the provisions of the Mutual Release and Settlement Agreement, Excel Gas Marketing was to pay
J. M. Huber Corporation $320,605.44 by December 15, 1994. Such required amount was not fully paid by the specified date and has not been paid as of the date hereof; however, payments have been made to reduce such amount.

- - - - August 18, 1994, Rangeline Corporation filed suit against Excel Gas Marketing in the County Civil Court of Law, Harris County,
Texas for breach of contract. Rangeline Corporation seeks damages of $65,100 plus interest, attorneys' fees and court costs. This matter was settled on November 29, 1994, between the respective parties. Under the provisions of the Mutual Release and Settlement Agreement, Excel Gas Marketing was to pay to Rangeline Corporation $67,100.00 on December 29, 1994. Such required amount was not paid by the specified date; however, Excel Gas Marketing subsequently paid $67,100.00 to Rangeline Corporation to satisfy this lawsuit.

- - - - August 29, 1994, H & N Gas, Limited Partnership d/lo/a H & N Gas, Ltd. filed suit against the Company in the County Civil Court of Law, Harris County, Texas, for breach of contract. H & N Gas has sought compensation in the amount of $26,601.06 plus interest and attorneys' fees. This matter was settled between the respective parties. Under the provisions of the Mutual Release and Settlement Agreement, the Company paid H & N Gas $29,101.19, thereby satisfying the judgment.

- - - - September 2, 1994, Sonat Marketing Co. filed suit against the Company and Excel Gas Marketing in the District Court of Harris County, Texas, for breach of contract. Sonat sought $1,280,937.62 plus interest, attorneys' fees and court costs. This matter was settled on January 25, 1995, between the respective parties. Under the provisions of the Mutual Release and Settlement Agreement, the Company was to pay to Sonat Marketing Co. $1,247,034.72 on July 20, 1995. Such required amount was not paid by the specified date and has not been paid as of the date hereof; however, payments have been made to reduce such amount.

- - - - September 11, 1994, Chevron USA, Inc. filed suit against the Company for breach of contract due to nonpayment of purchases of $365,855.46 plus interest and legal costs. The suit was filed in the Judicial Court of Harris County, Texas. This matter was settled on February 19, 1996, between the respective parties. Under the provisions of the Mutual Release and Settlement Agreement, the Company was to pay to Chevron USA, Inc. $365,855.46 on or before March 26, 1996. Such required amount was not paid by the specified date and has not been paid as of the date hereof.

- - - - September 16, 1994, Global Petroleum Corporation filed suit against the Company and Excel Gas Marketing in the District Court of Harris County, Texas, for breach of contract, breach of guaranty and negligent misrepresentation. Global Petroleum Corporation seeks damages of $358,838.58 plus interest and attorneys' fees. This matter was settled between the respective parties. Under the provisions of the Mutual Release and Settlement Agreement, the Company was to pay to Global Petroleum Corporation $338,875.00 by December 19, 1994. Such required amount was not paid by the specified date and has not been paid as of the date hereof; however, payments have been made to reduce such amount.

- - - - October 6, 1994, Anson Gas Marketing filed suit against Excel Gas Marketing in the District Court of Caddo County, State of Oklahoma, for breach of contract. Total amounts owed to Anson Gas Marketing are $86,265. This matter was settled on January 24, 1995, between the respective parties. Under the provisions of the Mutual Release and Settlement Agreement, Excel Gas Marketing was to pay Anson Gas Marketing $86,265 by February 24, 1995. Such required amount was not paid by the specified date and has not been paid as of the date hereof; however, payments have been made to reduce such amount.

- - - - November 23, 1994, Phillips Petroleum Company filed suit against Excel Gas Marketing for breach of contract due to nonpayment of gas purchases of $534,921.01 plus interest and legal costs. The suit was filed in the Judicial Court of Harris County, Texas. This matter was settled on February 21, 1995, between the respective parties. Under the provisions of the Mutual Release and Settlement Agreement, Excel Gas Marketing was to pay to Phillips Petroleum
Company $554,251.81 by April 21, 1995. Such required amount was not paid by the specified date and has not been paid as of the date hereof; however, payments have been and continue to be made to reduce such amount. On March 23, 1996, a Turnover After Judgment hearing for Excel Gas Marketing, Inc. was held in the Judicial
Court of Harris County, Texas for the application made by Phillips Petroleum Company. The result of this hearing was an order for the appointment of a Receiver, effective with the execution of the Order. The Order was executed with the appointment of the Receiver and the posting of the Bond of the Receiver on May 13, 1996.

- - - - December 2, 1994, Enserch Gas Company, et al. filed suit against Excel Gas Marketing for breach of contract due to nonpayment of gas purchases of $97,194.28 plus interest and legal costs. The suit was filed in the Judicial Court of Dallas County, Texas. This matter was settled on July 18, 1995, between the respective parties. Under the provisions of the Mutual Release and Settlement Agreement, Excel Gas Marketing was to pay to Enserch Gas Company
$97,194.28 by July 25, 1995. Such required amount was not paid by the specified date and has not been paid as of the date hereof;
however, payments have been made to reduce such amount.

- - - - December 29, 1994, Hadson Gas Systems, Inc. filed suit against Excel Gas Marketing for breach of contract due to nonpayment of gas purchases of $161,838.74 plus interest and legal costs. The suit was filed in the Judicial Court of Harris County, Texas. This matter was settled on February 16, 1995, between the respective parties. Under the provisions of the Mutual Release and Settlement Agreement, Excel Gas Marketing was to pay to Hadson Gas Systems,
Inc. $161,838.74 by April 17, 1995. Such required amount was not paid by the specified date and has not been paid as of the date hereof; however, payments have been made to reduce such amount.

- - - - January 4, 1995, Gulf Coast Marketing Co. filed suit against Excel Gas Marketing for breach of contract due to nonpayment of gas purchases of $48,486.39 plus interest and legal costs. The suit was filed in the Judicial Court of Harris County, Texas. This matter was settled between the respective parties. Under the provisions of the Mutual Release and Settlement Agreement, Excel
Gas Marketing was to pay to Gulf Coast Marketing Co. $48,486.39 by February 28, 1995. Such required amount was not paid by the specified date and has not been paid as of the date hereof;
however, payments have been made to reduce such amount.

- - - - February 10, 1995, NorAm Gas Transmission filed suit against Excel Gas Marketing for breach of contract due to nonpayment of gas transportation costs of $274,163.51 plus interest and legal costs. This suit was filed in the First Judicial District Court of Caddo Parish, Louisiana. This matter was settled between the respective parties. Under the provisions of the Mutual Release and Settlement Agreement, Excel Gas Marketing was to pay to NorAm Gas Transmission $252,029.66 in installments beginning July 15, 1995. The July 15, 1995, installment was paid by Excel Gas Marketing. Subsequent required installment amounts have not been paid by the specified dates and have not been paid as of the date hereof.

- - - - March 10, 1995, American Exploration Gas System Corporation filed a suit against Excel Gas Marketing for breach of contract due to nonpayment of gas purchases of $122,890.89 plus interest and legal costs. The suit was filed in the District Court of Harris County, Texas. This matter was settled between the respective parties. Under the provisions of the Mutual Release and Settlement Agreement, Excel Gas Marketing was to pay to American Exploration Gas System Corporation $122,890.89 by May 9, 1995.
Such required amount was not paid by the specified date and has not been paid as of the date hereof; however, payments have been be made to reduce such amount.

- - - - April 17, 1995, H & N Gas, Limited Partnership d/lo/a H & N Gas Ltd. filed suit against the Company for breach of contract due to nonpayment of gas purchases of $34,624.36. The suit was filed in the County Civil Court of Harris County, Texas. Under the provisions of the Mutual Release and Settlement Agreement, the Company was to pay to H & N Gas Ltd. $36,624.36 by July 17, 1995.
Such required amount was not paid by the specified date and has not been paid as of the date hereof; however, payments have been made to reduce such amount.

- - - - September 1, 1995, Marathon Oil Company filed suit against the Company and Excel Gas Marketing in the District Court of Harris County, Texas, for breach of contract due to nonpayment of gas purchases of $124,486.31 plus interest, attorneys' fees and court costs. This matter was settled on march 14, 1996, between the respective parties. Under the terms of the Settlement Agreement Marathon agreed not to execute on the agreed judgment until June
18, 1996. The Company and Marathon are near finalizing arrangements whereby the balance due Marathon would be repaid in monthly installments by the Company beginning in September, 1996, and continuing through December, 1997.

- - - - October 26, 1995, American Prudential Capital d/b/a Texas Partners Fund (American) filed suit against the Company in the District Court of Harris County, Texas, seeking, inter alia, a declaratory judgment that its rights in certain accounts receivable purchased from the Company, the aggregate amount of which the Company subsequently paid to American, were and are superior to the rights of Mobil Natural Gas, Inc. (MNGI), if any, in such accounts. MNGI is an additional named defendant in such action and is the party against whom the suit was originally filed. American's suit also seeks to recover from the Company (i) an unspecified amount of damages on the basis of breach of contract and fraud and (ii) attorneys' fees. Although the Company believes it has met all its obligations in connection with the subject matter of this action, we cannot predict the outcome of the suit. The Company will, however, vigorously defend the suit.

- - - - December 28, 1995, Bounty Group, Inc. filed suit against the Company in the District Court of Harris County, Texas, for breach of contract due to failure to make certain payments as they became due under the provisions of a promissory note originally executed for an amount equal to one hundred eighty thousand dollars ($180,000.00). Bounty is seeking to recover the unpaid principal and interest, the aggregate of which bounty claims to be $66,493.59 as of December 31, 1995, together with subsequent interest applicable to such amounts, court costs and attorneys' fees. The Company is currently making efforts to negotiate a settlement of this suit.

- - - - May 8, 1996, Williams Energy Services Company, formerly Williams Gas Marketing Company, filed suit against the Company in the District Court of Tulsa County, Oklahoma, for breach of contract due to nonpayment of gas purchases of $10,635.20 plus attorneys' fees and court costs. The Company is currently finalizing a settlement of this suit.

- - - - June 24, 1996, CNG Producing Company, filed suit against Bounty Group, Inc. and the Company in the Civil District Court for
Orleans Parish, Louisiana, for the recoupment of the cash value of a production imbalance attributable to the overproduction by Bounty and its predecessors-in-interest that allegedly became due and payable to CNG by the overproduced working interest owner upon the cessation of production from a gas producing that ceased gas production within a very short period after the effective date of the property purchase by the Company from Bounty. CNG is seeking payment of the value of the gas imbalance, which amount is claimed to be $84,324.01, interest on such amount, court costs and attorney's fees. The Company's answer to the suit is pending.

Item 2.   Changes in Securities

                  None

Item 3.   Defaults Upon Senior Securities

                  None

Item 4.   Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of the security holders, through solicitation of proxies or otherwise, during the first quarter of the 1996 fiscal year.

Item 5. Other Information

     Jerome C. G. Cle terminated his membership on the Company's
Board of Directors during January, 1996. A replacement for Mr.
Cle has not been appointed.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

              None.

         (b)  Reports on Form 8-K.

               None.

                         EXCEL RESOURCES, INC.
                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of July, 1996.


  EXCEL RESOURCES, INC.


  BY:  /s/ Francis H. Brinkman
       -----------------------
       Francis H. Brinkman, Chairman of
       the Board and Chief Executive
       Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities with the Registrant indicated on the 26th day of July, 1996.

 SIGNATURE:                             TITLE:

/s/ Francis H.  Brinkman
- - - ------------------------
FRANCIS H. BRINKMAN                Chairman of the Board, Chief
                                   Executive Officer and Director (Principal
                                   Executive Officer)

/s/ Roger D. Case
- - - -----------------
ROGER D. CASE                      President, Chief Operating
                                   Officer, Assistant Secretary and Director
                                   (Principal Operating Officer)