Form 10-K
period 1995-12-31
EXCEL RESOURCES INC
filed 1996-08-14
CIK 846770

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1995.

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from _______________ to ________________

                      Commission File No. 33-26936-D

                           EXCEL RESOURCES, INC.
          (Exact name of registrant as specified in its charter)



          Nevada                                       87-0460769
          ------                                       ----------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

         1111 Bagby, Suite 2400
            Houston, Texas                        77002
            --------------                        -----
(Address of principal executive offices)       (Zip Code)

    Registrant's telephone number, including area code:  (713) 659-5556


        Securities registered pursuant to Section 12(b) of the Act:
                                   None

        Securities registered pursuant to Section 12(g) of the Act:
                                   None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 month (or for such shorter period that the registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.

                              Yes  X   No
                                  ---    ---
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[  ]

     Shares outstanding of the Registrant's common stock as of December 31, 1995: 12,023,956


                                  PART I

Item 1.   Business

          Certain Definitions

     As used in this Form 10-K, the terms set forth below have the following meanings:

               Mcf       thousand cubic feet
               Mcfd      thousand cubic feet per day
               MMcf      million cubic feet
               MMcfd     million cubic feet per day
               Bcf       billion cubic feet
               Btu       British Thermal Unit
               MMBtu     million British Thermal Units
               Tcf       trillion cubic feet
               NRI       net revenue interest
               WI        working interest

          General

     Excel Resources, Inc., formerly named Dover Capital Corp. (together with its direct and indirect subsidiaries, the "Registrant" or the "Company"), was incorporated under the laws of the State of Nevada on December 1, 1988. The Company was initially organized to identify, investigate and acquire suitable assets, properties or other business opportunities that management believed to have good business potential. Upon formation, the Company issued 2,875,000 shares of common stock, $.001 par value per share (the "Common Stock"), constituting all of its then issued shares of Common Stock, to Frisco, Inc. ("Frisco"). On or about December 31, 1991, Frisco distributed all of the Company's outstanding Common Stock to the shareholders of Frisco at no cost. Effective July 12, 1993, in exchange for 5,100,000 shares of Common Stock, the Company acquired all of the outstanding shares of common stock of Excel Resources, Inc., a privately-held Texas corporation ("Excel Texas"), which is presently a wholly- owned subsidiary of the Company. On or about this time, the Company changed its corporate name to "Excel Resources, Inc."

     Excel Texas engages primarily in production and marketing of natural gas in the Gulf Coast region of the United States. In addition, Excel Texas is involved in designing, installing and operating pipelines and gathering systems.

     As of December 31, 1995, the Company had ten employees, all employed in Texas. The Company considers its relationship with its current employees to be good.

          Marketing

     The natural gas marketing activities in connection with gas purchased by Excel Gas Marketing, Inc., an affiliate of the Company, from third-party producers, were curtailed to a minimal level in 1995. Consequently, gross revenues and cost of goods sold have declined to $3.7 million and $1.8 million, respectively in 1995 from $35.2 million and $34.2 million in 1994.

     During 1995, the Company sold its Katy Interconnect Facilities. Its other two pipelines are not currently active. However, the Company currently is seeking additional acquisitions of pipeline assets. See "Business-Recent Acquisitions and Dispositions."

     Except as described above, the Company does not have any patents, trademarks, franchises or concessions the loss of which would have a material adverse effect on the Company's financial position.

          Competitive Conditions

     Although supplies of natural gas have been abundant during the last ten years, the demand and supply of natural gas became more closely aligned during the last quarter of 1995. The lack of significant new production and pipeline capacity constraints have prompted significant price increases during the last quarter of 1995. The reliability of supply remains a major issue for consumers; therefore, those major producers and marketers who are best able to assure reliable supplies are able to charge premium prices for their natural gas. The major producers and marketers additionally enjoy a competitive advantage over smaller and medium-sized companies such as the Company. Their greater financial, technical and other resources available enable them to provide both bundled and unbundled services.

     The Company has focused its reserve acquisition effort in the Gulf Coast region, and now owns significant natural gas and oil reserves in federal waters located offshore Texas, Louisiana, Mississippi, Alabama, and Florida. The Company continues to pursue additional reserve acquisitions, as well as the acquisition of other oil and gas assets including pipelines, processing facilities and gathering systems consistent with the Company's long-term business strategy. See "Business-Recent Acquisitions and Dispositions." In pursuing these acquisitions, the Company frequently competes against companies with substantially larger financial and other resources. To the extent the Company's acquisition and production budget is lower than that of certain of its competitors, the Company may be disadvantaged in effectively competing for such acquisitions. Competitive factors include price, contract terms and quality of services, including pipeline connection times and distribution efficiencies.

     The Company believes that the continuing deregulation of the natural gas industry will allow it to compete more effectively with certain of the major producers and marketers. See "Business-Regulation." Many of the major companies have overhead costs to market their natural gas that are higher than the Company's. Their margins, therefore, must be higher than the Company's, whose considerably lower overhead costs could allow it to be profitable with smaller margins, thus giving it a potential competitive advantage.

          Regulation

     Domestic Regulation of Natural Gas and Crude Oil Production. Natural gas and crude oil production, marketing, transportation and gathering operations are subject to various types of regulation, including regulation in the United States by state and federal agencies.

     Domestic legislation affecting the oil and gas industry is under constant review for amendment or expansion. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and regulations which, among other things, require permits for the drilling of wells, regulate the spacing of wells, prevent the waste of natural gas and crude oil resources through proration, require drilling bonds and regulate environmental and safety matters. The regulatory burden on the oil and gas industry increases its cost of doing business and, consequently, affects its profitability.

     Operations conducted by the Company on federal oil and gas leases, such as the Company's operations on the Mafla Field and Bounty Properties, must comply with numerous statutory and regulatory restrictions. Certain operations must be conducted pursuant to appropriate permits issued by various government agencies and authorities.

     The transportation and sale for resale of natural gas in interstate commerce are regulated pursuant to the Natural Gas Act of 1938 (the "NGA") and the Natural Gas Policy Act of 1978 (the "NGPA"). These statutes are administered by the Federal Energy Regulatory Commission ("FERC"). Effective January 1, 1993, the Natural Gas Wellhead Decontrol Act of 1989 deregulated natural gas prices for all "first sales" of natural gas, which includes all sales by the Company of its own production. Consequently, sales of the Company's natural gas currently may be made at market prices, subject to applicable contract provisions.

     Since 1985, the FERC has endeavored to make natural gas transportation more accessible to gas buyers and sellers on an open and non-discriminatory basis. These efforts have significantly altered the marketing and pricing of natural gas. The FERC's actions in this area have been the promulgation and implementation of the Order No. 636 series of orders issued since April 1992, and various other orders such as Order No. 547 and Order No. 497-E. The net result of these orders has been to increase the competition within the natural gas industry and to enhance the Company's ability to market and transport its natural gas production.

     The Company owns, and is considering the acquisition of, certain natural gas pipelines that it believes meet the traditional tests the FERC has used to establish a pipeline's status as a gatherer not subject to FERC jurisdiction under the NGA. State regulation of gathering facilities generally includes various safety, environmental, and in some circumstances, non-discriminatory take requirements, but does not generally entail rate regulation. Natural gas gathering may receive greater regulatory scrutiny at both the state and federal levels as the pipeline restructuring is completed. The Company's gathering operations could be adversely affected should they be become subject in the future to the application of state or federal regulation of rates and services.

     The Company cannot predict the effect that any of the aforementioned orders or the challenges to such orders will ultimately have on the Company's operations. Additional proposals and proceedings that might affect the natural gas industry are pending before Congress, the FERC and the courts.
The Company cannot predict when or whether any such proposals or proceedings may become effective. It should also be noted that the natural gas industry historically has been very heavily regulated; therefore, there is no assurance that the less regulated approach currently being pursued by the FERC will continue indefinitely.

     Environmental Regulation. Various federal, state and local laws and regulations covering the discharge of materials into the environment, or otherwise relating to the protection of the environment, may affect the Company's operations and costs as a result of their effect on natural gas production, transportation, gathering and marketing operations. It is not anticipated that the Company will be required in the near future to expend material amounts by reason of environmental laws and regulations, but inasmuch as such laws and regulations are frequently changed, the Company is unable to predict the ultimate cost of compliance.

          Seasonality

     The Company's results of operations fluctuate from quarter to quarter, due in part to the impact of seasonal factors on the prices and sales volumes of natural gas. Such prices usually increase during the winter due to greater heating requirements. Demand is also typically higher in the summer than in the spring and fall, reflecting use by electric utilities for air conditioning. In addition, demand related to weather conditions may vary significantly over short periods of time if, for example, temperatures change suddenly.

          Recent Acquisitions and Dispositions

     The Company did not make any significant or material acquisitions or dispositions in 1995.

          Additional Equity Financing

     The Company pursued equity financing throughout 1995, with its efforts being concentrated on the European financial markets. In the January through April, 1995 time period, the Company successfully realized, as a result of these efforts, a total of $2.0 million. For the remainder of 1995, another $1.6 million was realized from these efforts, bringing the total for the year (net of commission fees) to $3.6 million. See Management's Discussion and Analysis of Financial Condition for more information on the Company's equity funding efforts.

Item 2.        Properties

     Excel Texas entered into a ten year office lease agreement March 8, 1990, in the Texaco Heritage Plaza building in downtown Houston, Texas. The lease was amended effective March 1, 1993, with Excel Texas relocating to a larger space. The new lease covers 8,866 square feet. Amended lease terms call for annual base rent payments of approximately $69,000 for the lease-year ended February 28, 1995, $73,000 for the next two lease-years ending February 29, 1997, and $78,000 for the following three lease-years. See "Business - Recent Acquisitions and Dispositions" for additional information about the Company's properties.

Item 3.   Legal Proceedings

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

July 6, 1994, Scana Hydrocarbons, Inc. filed suit against Excel Gas Marketing, Inc. ( Excel Gas Marketing ) for breach of contract for nonpayment of $252,818, plus interest and legal costs. The suit also claimed fraud on the part of Excel Gas Marketing for failure to place gas sales contract proceeds into an escrow account. Excel Gas Marketing and the Company have finalized a settlement of this suit, which settlement provides for amounts remaining due to Scana to be paid in monthly installments over a one-year period beginning March 15, 1996. Neither the March payment nor any subsequent payment due thereafter has been made.

July 19, 1994, Entex, a division a NorAm Energy Corporation, filed a Petition of Interpleader in the Judicial District Court of Harris County, Texas, against the Company and Excel Gas Marketing. The action caused a total of $1,969,349.49 of accounts receivable due to the Company to be placed with the clerk of the court for distribution to the appropriate parties. The Interpleader was filed by Entex to make payments to other parties of the funds owed to the Company and Excel Gas Marketing. These claims were made due to the Company s and Excel Gas Marketing s failure to pay outstanding natural gas purchases. The mediation for the Petition of Interpleader was held on July 27, 1995, with all parties to the action agreeing to the distribution of the above mentioned funds. Two major creditors received a total of $1,700,000. The balance of the funds were distributed on a pro-rata basis among the remaining creditor parties to the action. In addition, in connection with the mediation process, Cypress Operating Company obtained an agreed judgment against Excel Gas Marketing for $117,648.56, plus interest and attorneys' fees. Mobil Natural Gas, Inc. was granted an agreed judgment against Excel Gas Marketing and Excel Texas in the amount of $2,911,754, plus post judgment interest. The amounts due in connection with the judgments have not been fully paid, but Excel Texas and Excel Gas Marketing are working with the respective parties to satisfy same.

August 8, 1994, Gas Marketing & Transportation Co. filed suit against Excel Gas Marketing for breach of contract due to nonpayment of gas purchases of $290,386, plus interest and legal costs. The suit was filed in the Judicial Court of Nueces County, Texas. This matter was settled on November 28, 1994, between the respective parties. Under the provisions of the Mutual Release and Settlement Agreement, Excel Gas Marketing was to pay Gas Marketing & Transportation Co., Inc. $246,353.97 by December 28, 1994. Such required amount was not paid by the specified date and has not been paid as of the date hereof; however, payments have been made to reduce such amount. The amount outstanding and unpaid at December 31, 1995, was $18,195,52.

August 11, 1994, Oxy U.S.A. filed suit against the Company in the Judicial Court of Harris County, Texas, for breach of contract. Oxy U.S.A. seeks to collect $171,139.36, plus interest at 18% per annum. They are also seeking recovery of attorneys fees and court costs. This matter was settled on April 18, 1995, between the respective parties. Under the provisions of the Mutual Release and Settlement Agreement, the Company was to pay to Oxy U.S.A. $171,139.36 by May 27, 1995. Such required amount was not paid by the specified date and has not been paid as of the date hereof; however, payments have been made to reduce such amount.

August 16, 1994, J. M. Huber Corporation filed suit against Excel Gas Marketing in the Judicial Court of Harris County, Texas, for breach of contract, seeking $346,499.12, plus interest, attorneys fees and court costs. This matter was settled on October 31, 1994, between the respective parties. Under the provisions of the Mutual Release and Settlement Agreement, Excel Gas Marketing was to pay J. M. Huber Corporation $320,605.44 by December 15, 1994. Such required amount was not fully paid by the specified date and has not been paid as of the date hereof; however, payments have been made to reduce such amount.

August 18, 1994, Rangeline Corporation filed suit against Excel Gas Marketing in the County Civil Court of Law, Harris County, Texas for breach of contract. Rangeline Corporation seeks damages of $65,100 plus interest, attorneys fees and court costs. This matter was settled on November 29, 1994, between the respective parties. Under the provisions of the Mutual Release and Settlement Agreement, Excel Gas Marketing was to pay to Rangeline Corporation $67,100.00 on December 29, 1994. Such required amount was not paid by the specified date; however, Excel Gas Marketing subsequently paid $67,100.00 to Rangeline Corporation to satisfy this lawsuit.

August 29, 1994, H & N Gas, Limited Partnership d/b/a H & N Gas, Ltd. filed suit against the Company in the County Civil Court of Law, Harris County, Texas, for breach of contract. H & N Gas has sought compensation in the amount of $26,601.06 plus interest and attorneys fees. This matter was settled between the respective parties. Under the provisions of the Mutual Release and Settlement Agreement, the Company paid H & N Gas $29,101.19, thereby satisfying the judgment.

September 2, 1994, Sonat Marketing Co. filed suit against the Company and Excel Gas Marketing in the District Court of Harris County, Texas, for breach of contract. Sonat sought $1,280,937.62, plus interest, attorneys fees and court costs. This matter was settled on January 25, 1995, between the respective parties. Under the provisions of the Mutual Release and Settlement Agreement, the Company was to pay to Sonat Marketing Co. $1,247,034.72 on July 20, 1995. Such required amount was not paid by the specified date and has not been paid as of the date hereof; however, payments have been made to reduce such amount.

September 11, 1994, Chevron USA, Inc. filed suit against the Company for breach of contract due to nonpayment of purchases of $365,855.46, plus interest and legal costs. The suit was filed in the Judicial Court of Harris County, Texas. This matter was settled on February 19, 1996, between the respective parties. Under the provisions of the Mutual Release and Settlement Agreement, the Company was to pay to Chevron USA, Inc. $365,855.46 on or before March 26, 1996. Such required amount was not paid by the specified date and has not been paid as of the date hereof.

September 16, 1994, Global Petroleum Corporation filed suit against the Company and Excel Gas Marketing in the District Court of Harris County, Texas, for breach of contract, breach of guaranty and negligent misrepresentation. Global Petroleum Corporation sought damages of $358,838.58, plus interest and attorneys fees. This matter was settled between the respective parties. Under the provisions of the Mutual Release and Settlement Agreement, the Company was to pay to Global Petroleum Corporation $338,875.00 by December 19, 1994. Such required amount was not paid by the specified date and has not been paid as of the date hereof; however, payments have been made to reduce such amount.

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

November 23, 1994, Phillips Petroleum Company filed suit against Excel Gas Marketing for breach of contract due to nonpayment of gas purchases of $534,921.01, plus interest and legal costs. The suit was filed in the Judicial Court of Harris County, Texas. This matter was settled on February 21, 1995, between the respective parties. Under the provisions of the Mutual Release and Settlement Agreement, Excel Gas Marketing was to pay to Phillips Petroleum Company $554,251.81 by April 21, 1995. Such required amount was not paid by the specified date and has not been paid as of the date hereof; however, payments have been and continue to be made to reduce such amount.

December 2, 1994, Enserch Gas Company, et al. filed suit against Excel Gas Marketing for breach of contract due to nonpayment of gas purchases of $97,194.28, plus interest and legal costs. The suit was filed in the Judicial Court of Dallas County, Texas. This matter was settled on July 18, 1995, between the respective parties. Under the provisions of the Mutual Release and Settlement Agreement, Excel Gas Marketing was to pay to Enserch Gas Company $97,194.28 by July 25, 1995. Such required amount was not paid by the specified date and has not been paid as of the date hereof; however, payments have been made to reduce such amount.

December 29, 1994, Hadson Gas Systems, Inc. filed suit against Excel Gas Marketing for breach of contract due to nonpayment of gas purchases of $161,838.74, plus interest and legal costs. The suit was filed in the Judicial Court of Harris County, Texas. This matter was settled on February 16, 1995, between the respective parties. Under the provisions of the Mutual Release and Settlement Agreement, Excel Gas Marketing was to pay to Hadson Gas Systems, Inc. $161,838.74 by April 17, 1995. Such required amount was not paid by the specified date and has not been paid as of the date hereof; however, payments have been made to reduce such amount.

January 4, 1995, Gulf Coast Marketing Co. filed suit against Excel Gas Marketing for breach of contract due to nonpayment of gas purchases of $48,486.39, plus interest and legal costs. The suit was filed in the Judicial Court of Harris County, Texas. This matter was settled between the respective parties. Under the provisions of the Mutual Release and Settlement Agreement, Excel Gas Marketing was to pay to Gulf Coast Marketing Co. $48,486.39 by February 28, 1995. Such required amount was not paid by the specified date and has not been paid as of the date hereof; however, payments have been made to reduce such amount.

February 10, 1995, NorAm Gas Transmission filed suit against Excel Gas Marketing for breach of contract due to nonpayment of gas transportation costs of $274,163.51, plus interest and legal costs. This suit was filed in the First Judicial District Court of Caddo Parish, Louisiana. This matter was settled between the respective parties. Under the provisions of the Mutual Release and Settlement Agreement, Excel Gas Marketing was to pay to NorAm Gas Transmission $252,029.66 in installments beginning July 15, 1995. The July 15, 1995, installment was paid by Excel Gas Marketing. Subsequent required installment amounts have not been paid by the specified dates and have not been paid as of the date hereof.

March 10, 1995, American Exploration Gas System Corporation filed a suit against Excel Gas Marketing for breach of contract due to nonpayment of gas purchases of $122,890.89, plus interest and legal costs. The suit was filed in the District Court of Harris County, Texas. This matter was settled between the respective parties. Under the provisions of the Mutual Release and Settlement Agreement, Excel Gas Marketing was to pay to American Exploration Gas System Corporation $122,890.89 by May 9, 1995. Such required amount was not paid by the specified date and has not been paid as of the date hereof; however, payments have been be made to reduce such amount.

April 17, 1995, H & N Gas, Limited Partnership d/b/a H & N Gas Ltd. filed suit against the Company for breach of contract due to nonpayment of gas purchases of $34,624.36. The suit was filed in the County Civil Court of Harris County, Texas. Under the provisions of the Mutual Release and Settlement Agreement, the Company was to pay to H & N Gas Ltd. $36,624.36 by July 17, 1995. Such required amount was not paid by the specified date and has not been paid as of the date hereof; however, payments have been made to reduce such amount.

September 1, 1995, Marathon Oil Company filed suit against the Company and Excel Gas Marketing in the District Court of Harris County, Texas, for breach of contract due to nonpayment of gas purchases of $124,486.31, plus interest, attorneys fees and court costs. This matter was settled on March 14, 1996, between the respective parties. Under the terms of the Settlement Agreement Marathon agreed not to execute on the agreed judgment until June 18, 1996.
The Company and Marathon are near finalizing arrangements whereby the balance due Marathon would be repaid in monthly installments by the Company beginning in September, 1996, and continuing through December, 1997.

October 26, 1995, American Prudential Capital d/b/a Texas Partners Fund (American), filed suit against the Company in the District Court of Harris County, Texas, seeking, inter alia, a declaratory judgment that its rights in certain accounts receivable purchased from the Company, the aggregate amount of which the Company subsequently paid to American, were and are superior to the rights of Mobil Natural Gas, Inc. (MNGI), if any, in such accounts. MNGI is an additional named defendant in such action and is the party against whom the suit was originally filed. American s suit also seeks to recover from the Company (i) an unspecified amount of damages on the basis of breach of contract and fraud and (ii) attorneys fees. Although the Company believes it has met all its obligations in connection with the subject matter of this action, we cannot predict the outcome of the suit. The Company will, however, vigorously defend the suit.

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

May 8, 1996, Williams Energy Services Company, formerly Williams Gas Marketing Company, filed suit against the Company in the District Court of Tulsa County, Oklahoma, for breach of contract due to nonpayment of gas purchases of $10,635.20, plus attorneys fees and court costs. The Company is currently finalizing a settlement of this suit.

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

     By virtue of the foregoing claims, the ability of the Company to continue its operations as a "going concern" is substantially in doubt. See the caption "Financial Statements and Financial Statement Schedules" of this Report.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of the security holders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                  PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
Matters

     There is no established public trading market for the Company's Common Stock. The number of holders of record of the Company's Common Stock as of December 31, 1995, is 479. The Company has not paid any dividends on its Common Stock. Although the Company intends to invest future earnings in its business, it may determine at some future date that payment of cash dividends on Common Stock would be desirable. The payment of any such dividends would depend, among other things, upon the earnings and financial condition of the Company.

          The Company's common stock is listed on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD"). The range of high and low bid quotations for the Company's common stock during each quarter of the calendar year ended December 31, 1995 and the first two quarters of the calendar year ended December 31, 1996, is shown below. Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail markups, mark downs or commissions.

                             STOCK QUOTATIONS*

                                                    BID

Quarter ended:                          High                Low
 -----------------                      ----                ---

March 31, 1995                          9-1/2               1

June 30, 1995                           8-7/8               2

September 30, 1995                      3-1/2           2-1/2

December 31, 1995                      2-1/2               1/2

March 31, 1996                         1-1/4              9/16

June 30, 1996                           9/16              5/16

          * The future sale of presently outstanding "unregistered" and "restricted" common stock of the Company by present members of management and persons who own more than five percent of the outstanding voting securities of the Company may have an adverse effect on any market that may develop in the shares of common stock of the Company.

Item 6.   Selected Financial Data

     The following table summarizes certain selected financial data which should be read in conjunction with the Company's consolidated financial statements and related notes and with Management's Discussion and Analysis of Financial Condition and Results of Operations, all of which are included elsewhere herein. The selected consolidated financial data as of and for each of the two years ending December 31, 1991, and December 31, 1992, have been derived from the financial statements of Dover Capital Corporation audited by David T. Thomson, P.C., independent auditor, and the consolidated financial statements of Excel Resources, Inc. audited by Tribolet, Fuller & Associates, P.C., independent auditors, and are presented herein as restated giving effect to the acquisition by the Company of Excel-Texas as if consummated as of the beginning of the period presented. The selected financial data for the two years ended December 31, 1994, has been derived from the consolidated financial statements of the Company audited by BDO Seidman LLP, independent auditors. The selected financial data for the year ended December 31, 1995, has been derived from the consolidated financial statements of the Company audited by Jones, Jensen & Company, independent auditors.

                    1991        1992         1993        1994          1995
                    ----        ----         ----        ----          ----
                       (dollars in thousands except per share information)


Net Revenues    $  33,689    $  84,940    $ 131,922    $  35,161    $   3,746
Gross Profit        1,593        2,297        2,209       (2,098)         131
General &
 Administrative     1,550        2,029        2,620        3,688        4,202
Income (Loss)
 From Operations       43          268         (411)      (5,786)      (4,104)
Other Income
 (Expense)             90           15         (151)      (2,351)      (1,246)
Provision for Tax      26          100          (25)         (23)           0
Income (Loss) from
 Operations           107          183         (537)      (8,114)      (5,350)
Income (Loss) from
 Operations per
 Common Share   $     .01        $ .02    $    (.06)   $    (.93)   $    (.55)
Total Assets    $  12,496    $  28,590    $  19,935    $  12,449    $   5,303
Long-term
 Obligation,
 excluding
 Current
 Portion        $      33    $       0    $      47    $       0    $       0
Stockholders
 Equity         $   1,716   $   1,899    $   1,314     $  (6,654)    $ (7,277)
Cash Dividends
 Declared per
 Common Share        None        None         None          None         None


Item 7.   Management's Discussion and Analysis of Financial Condition and

     Results of Operations

     The following discussion and analysis should be read in conjunction with the Company's Consolidated Financial Statements and the notes thereto.

          General

     The Company management continues to believe that the long-term opportunities for servicing the natural gas market are numerous and that the outlook for the future remains bright for the industry. The cycle of lower gas prices that began in mid 1994, continued throughout the first three quarters of 1995. However, after falling to a floor of $1.40 to $1.50 per MMBtu in the fall of 1995, natural gas prices began to increase in response to the consuming sector's anticipation of a strong winter demand for gas. As management's 1994 price forecast had predicted for the 1995-1996 winter, natural gas prices rose above $2 per MMBtu, continued to firm throughout the winter season, and at times exceeded $3.50 per MMBtu at the wellhead in the Gulf Coast region. Market demand challenged pipeline delivery systems throughout the central and eastern United States, where pipeline capacity proved insufficient to deliver total available supplies from the Gulf Coast producing regions to northeast and Chicago markets. These pipeline constraints were a major contributing factor to the numerous spikes in gas prices that occurred throughout the 1995-1996 heating season.

     Prices have remained strong throughout both the winter and the second quarter of 1996; ranging from about $2.20 to $2.50 per MMBtu in the second quarter. Natural gas futures indicate continued price strength well into mid-1997. This is compatible with the view Company management had expressed in last year's analysis of future gas prices, when management predicted that the then existing low-price commodity cycle would be short lived and that prices would return to levels of $2 per MMBtu and above by 1996. Management, at that time, held a very positive view regarding the fundamental factors for the natural gas industry, a view it continues to hold today. In fact, industry surveys have recently predicted that new records in total United States gas demand will be set in 1996, and that demand will increase thirty percent (30%) over the next twenty years.

     The basic realignment of the natural gas industry, initially precipitated by the low-price cycle, continued throughout 1995. The underlying market perception regarding long-term supply availability, reliability of supply, flexibility in services provided and pricing among both producers and consumers has continued to generate change throughout the industry. Among these changes are a redefinition of producer risk and strategy, a continued reduction of gas brokerage margins, and increased activity in connection with acquisitions, mergers, consolidations and strategic alliances among and/or between both major and smaller sized industry participants.

     The redeployment of assets in the gathering, processing and marketing functions, which began in 1994, reached virtually every segment of the industry during 1995, and in the first half of 1996. This trend has been fueled by the continuing divestiture of gathering assets by regulated pipeline companies into non-regulated businesses. Also, as state utility commissions in many states promulgate rules and regulations to introduce market competition at the local distributor level (behind the city gate), realignment in the gas marketing segment of the industry continues to accelerate.

     The recent price cycle of natural gas and the price expectations for the near term future, coupled with the structural changes underway, have significantly changed who the industry participants are and how business is being, and will be, conducted. Many major energy companies have redefined who they are and what will be their major business plans giving rise to several very large mergers, acquisitions and joint venture partnerships. These have been characterized by the pooling of significant financial and productive resources. The Company management continues to believe that the current deregulation of the natural gas industry and the predicted deregulation of the electricity industry before the year 2000, present the Company with many attractive opportunities. These structural changes in the energy industry will allow it to compete more effectively with certain of the major producers and marketers considering the Company's significantly lower overhead costs.

     This time of change and the conditions driving the changes provide the Company with a unique set of opportunities to acquire production properties and pipeline facilities to achieve the Company's vision. Nevertheless, the Company cannot take advantage of these opportunities without significantly improving its financial condition, including securing additional debt or equity financing.

          Results of Operations for the Year Ended December 31, 1995, Compared to the Year Ended December 1994

     Gross revenues for fiscal year 1995, of $3.7 million decreased by $31.4 million, or 89%, from 1994. This decrease was offset by a decrease in the cost of sales of $32.4 million, or 95% from 1994. The cost of sales consists primarily of purchases of third-party natural gas and lease operating expenses for Company-owned production. The decrease in sales was due primarily to the smaller volume of gas marketed by the Company's affiliate, Excel Gas Marketing, Inc., and the decrease in natural gas prices the majority of the year. The decrease in sales can also be attributed to the Company's liquidity problems which began in 1994. The gross margin was $131,335 in 1995, compared to a gross margin deficit of $2,098,017 in 1994.

     Selling, general and administrative expenses which consist primarily of salaries, office rent, advertising, professional fees for legal and accounting services, financing activity expenses and other general operating expenses increased by $508,964, or 18%, from 1994 to 1995. The increase is attributable primarily to increased legal services fees and travel expenses incurred in connection with the pursuit of additional capital funding for the Company. Salaries and wages expense decreased slightly during 1995.

     Net non-operating expenses of the Company decreased by $973,057 from $2,219,154 in 1994, to $1,246,097 in 1995, primarily due to decreases in interest expense, decrease in losses on disposition of assets and the elimination of factoring fees.

          Results of Operations for the Year Ended December 31, 1994, Compared to the Year Ended December 31, 1993

     Gross revenues for fiscal year 1994 decreased by $96.8 million, or 73.3%, from 1993. This decrease was offset by a decrease in the cost of sales of $95.5 million, or 73.3%, from 1993. The decrease in sales (and in cost of sales) was due to the smaller volume of gas marketed by the Company's affiliate, Excel Gas Marketing, Inc. (and therefore purchased by Excel Gas Marketing, Inc.), as well as a decrease in natural gas prices. The decrease in sales can also be attributed to the liquidity problems the Company was experiencing. The gross margin became negative in 1994, compared to a positive 1.7% in 1993. The decreasing sales volumes, decreasing price of natural gas, and higher depreciation, depletion and amortization cost in 1994 resulted in the reduced margins.

     Selling, general and administrative expenses, which consist primarily of salaries, office rent, advertising, professional fees and other operating expenses, increased by $1,067,751, or 40.7%, from 1993 to 1994, even though salaries decreased by $346,595 or 27.1%. This general and administrative expense increase is due primarily to three factors. First, professional fees increased by $426,023, or 244.2%, due to costs related to potential acquisitions and demand for outside legal services generated by the threatened and pending litigation associated with the Company's creditors. Second, the Company recorded an allowance for uncollectible accounts of $65,000. The allowance was $50,000 in the prior year. In addition there were bad debt write-offs in 1994, of $334,474, compared to none in the prior year. Third, the fees paid to outside consultants increased by $471,243, from $36,000 in 1993, to $507,483 in 1994. The fees primarily were paid to outside consultants for the acquisition of the Gulf Coast Offshore properties and the acquisition of the Mestana Grande and Katy pipeline facilities.

     Net non-operating expenses of the Company increased by $2,101,503 from $117,651 in 1993, to $2,219,154 in 1994, primarily due to $1,404,078 in interest paid, $680,930 loss on sale of equipment, and $135,615 in factoring fees experienced in 1994.

          Liquidity and Capital Resources

     The primary sources of cash for the Company for fiscal 1995, included funds generated from current and past operations, proceeds from the sale of certain assets and equity financing proceeds.

     Net cash flow used in operations was $2,679,798 in 1995, as compared to cash flow provided by operations of $2,795,883 in 1994. The primary reasons for the negative cash flow in 1995 were a decrease in accounts receivable due largely to the distribution of over $2.0 million of certain "interpleader" funds (See "Item 3. Legal Proceedings"), the write-off of accounts considered uncollectible, a decrease in accounts payable of $4,301,102, a decrease of $1,345,320 in depreciation, depletion and amortization expenses, and a decrease in accrued expenses of $706,808.

     Net cash provided by investing activities during 1995 was $434,476, primarily consisting of proceeds from the sale of property and equipment. This contrasts with net cash used in investing activities in 1994 of $1,549,726 consisting of capital expenditures of $5,069,888 for asset acquisitions, proceeds from the sale of equipment of $3,374,000 and a reduction in the note receivable from stockholder of $146,612.

     Net cash provided by financing activities in 1995 was $2,232,712. This is primarily attributable to the sale of $3,595,200 of the Company's common stock and to repayment of notes payable of $2,361,452. Proceeds from borrowing in 1995 were $998,964.

     The Company's current trade receivables and other current assets are less than the Company's current liabilities, with the total current assets being $265,970 and current liabilities being $12,432,778 as of December 31, 1995.
      During 1995, the Company received approximately $3.6 million in equity financing from Union Financiere Privee S.A. (UFIP) of Geneva, Switzerland, a private investment firm and several private European investors working with UFIP. The financing agreement between UFIP and the Company was terminated in January, 1996. The Company continues to seek funds in the European debt and equity markets, as well as those within the United States.

     The Company also is currently seeking additional sources of both equity and debt financing to fund current and future acquisitions. Each acquisition is evaluated and judged on its future potential cash flows. It is the objective of the Company that each acquisition generate cash flows sufficient to fund the particular acquisition's operations and its associated debt.

     The Company's independent auditors have included an explanatory paragraph in their report on the Company's consolidated financial statements as of and for the years ended December 31, 1995 and 1994. The Company has suffered recurring losses and has a working capital deficit and a capital deficit which raise a substantial doubt about its ability to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to obtain additional debt or equity financing to fund its operations and future acquisitions. In the event the Company is unable to obtain additional debt or equity financing, the Company most likely will not be able to sustain operations and will be forced to cease doing business. See "Report of Independent Certified Public Accountants."

     The Company currently has 5,000,000 authorized but unissued shares of preferred stock and nearly 89,000,000 shares of authorized but unissued common stock. The Company will continue to pursue opportunities to acquire properties in exchange for its stock.

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant

                             Directors

Name                Age     Position and Company Offices  Director Since
- ----                ---     ----------------------------  --------------

Francis H. Brinkman  48     Chairman of the Board, Chief    July 1993
                            Executive Officer and Director

Donald R. Dwight     64     Director                        October 1993

Roger D. Case        54     President, Chief Operating      August 1994
                            Officer and Director

Jerome C. Cle        30     Director                        January 1995

     Francis ("Fritz") Brinkman has been a director and the Chairman, Chief Executive Office and President of the Company since July 1993. Mr. Brinkman resigned from the office of President in August 1994, but continues to hold the offices of Chairman of the Board and Chief Executive Officer of the Company. He has held such positions with Excel Texas, which is now a wholly-owned subsidiary of the Company, but prior to July 1993, was separate of the Company, since he founded that company in January 1986. Mr. Brinkman has been involved in the natural gas industry for the past twenty-six years. He spent thirteen years with Northern Natural Gas in various operational positions, including compressor maintenance, gas control, and transportation and exchange. He then joined Tennessee Gas Transmission as Manager of Transportation and Exchange, holding this position for three years. He was Senior Vice President of Cenergy Corporation in 1985, prior to starting Excel Texas in 1986.

     Donald R. Dwight has been a director of the Company since October 1993. He has been President of Dwight Partners, Inc., and a Principal of Burness/Dwight Partners, both corporate and financial communications companies, since 1988 and 1989, respectively. He is Chairman of Newspapers of New England, Inc., a publisher of daily and weekly newspapers in New Hampshire and Massachusetts, a position he has held since 1982, and since 1987, has been an independent director and trustee of various mutual funds managed by Eaton Vance Corporation of Boston. Formerly, he was President and Publisher of the Minneapolis Star and Tribune and Executive Vice President and a director of Cowles Media Company. He served for eight years in Massachusetts state government, including terms as Lieutenant governor and Commissioner of Administration and Finance.

     Roger D. Case has been a director of the Company since August 1994. He joined the Company from Multi- Option Systems, Inc. of Omaha, Nebraska, where he was co-founder and President of the software development and consulting firm since it's inception in April, 1987. Prior to founding Multi-Option Systems, he worked for Northern Natural Gas Co. (Enron) in Omaha for 23 years, starting as an engineer and holding executive positions in facility planning and design, gas control, transmission planning and production, storage development, operations, marketing and administration.

     Jerome C. G. Cle has been a director of the Company since January 1995. He is the head of the Corporation and Commercial Services Department of UFIP, a Swiss financial firm, since October 1994. From April 1993 through March 1994, he worked for GDR Associes, S.A.R.L., in the Island of Guadeloupe, as assistance to the company's manager. Previously, he was assistant to the Chief Executive Officer of Groupe SIMAT S.A., in the Island of Guadeloupe, from November 1992 through April 1993. He was Chief Executive Officer of Cle Importation S.A.R.L., in the French Guyana, from October 1990 through October 1992. From March 1988 through September 1990, he worked as an assistant to the Chief Executive Officer of Securesys S.A., in Paris, France, a subsidiary of Elf Aquitaine. He also worked as a Commercial Manager and head of foreign affairs for Pacal Morabito S.A.R.L., in Paris, France, from September 1987 through October 1988. Currently, Mr. Cle resides in Geneva, Switzerland.

          Executive Officers

     Set forth below are the executive officers of the Company. The age, office held and length of service with the Company are indicated opposite each name.

     Name                Age     Offices Held                Officer Since
     ----                ---     ------------                -------------

Francis H. Brinkman       48     Chairman of the Board and     July 1993
                                 Chief Executive Officer

Roger D. Case             54     President, Chief Operating    August 1994
                                 Officer and Assistant
                                 Corporate Secretary

David J. Brenza           53     Executive Vice President,     July 1995
                                 Chief Financial Officer,
                                 and Corporate Secretary

Robert S. Copeland        43     Executive Vice President,     June 1995
                                 Marketing and Supply

     David J. Brenza was elected to the office of Executive Vice President and Chief Financial Officer in July 1995 and to the additional office of Corporate Secretary in August 1995. Mr. Brenza, a certified public accountant, joined the Company from Falcon Seaboard Resources, Inc. of Houston, Texas, where he held the offices of Vice President and Controller since 1989. He held similar positions in Peer Services, Inc. of Dallas, Texas, from 1985-1989. Prior to Peer Services, Mr. Brenza spent 18 years with Gulf Oil Company in a variety of audit and financial management positions, after a career start as an auditor for Price Waterhouse.

     Robert S. Copeland was elected to the office of Executive Vice President, Marketing and Supply, in June 1995. Mr. Copeland, who is an attorney, has spent nearly 20 years in the marketing, supply procurement, transportation, regulatory and accounting of natural gas. He came to the Company from two years experience at Scana Hydrocarbons, Inc. Preceding Scana, he spent two years at Enermax, a division of Nukem, Inc., as Director of Supply and Transportation. Mr. Copeland held the position of Vice President of Transportation and Exchange 1989-91 at Equitable Resources Marketing Co. He started his career working in the natural gas industry for Columbia Gulf Transmission Company, followed by Southern Natural Gas Company and Exxon Company.

Item 11.  Executive Compensation

          Director Compensation

     During 1995, directors who were not employees of the Company did not receive any compensation for their service as a director. Directors who were employees of the Company received no additional compensation for their service as a director.

                       Summary Compensation Table

                                        Annual    Compensation
                                        ------    ------------

                                                  All Other
Name and Principal Position   Year      Salary    Compensation
- ---------------------------   ----      ------    ------------

Francis H. Brinkman           1995      $250,000  $       0.00(2)
 Chairman of the Board,       1994(1)   $350,000  $  33,333.33(2)
 Chief Executive Officer      1993(1)   $520,000  $  22,248.73(2)


Roger D. Case                 1995      $150,000  $  45,000.00(3)
 President, Chief Operating   1994      $ 62,500  $  10,000.00(3)
 Officer

(1) Mr. Brinkman has served as Chairman of the Board, Chief Executive Officer and President of the Company since July 1993. He resigned from the office of President in August 1994. In July 1993, he acquired control of the Company as a result of the Change in Control. Prior to that time, he was Chairman of the Board, Chief Executive Officer and President of Excel Texas, which is now a wholly-owned subsidiary of the Company but, prior to July 1993, was not affiliated with the Company. The Compensation indicated in 1993 includes compensation paid by Excel Texas prior to July 1993.

(2) Mr. Brinkman did not receive any form of Other Compensation in 1995. The amount for 1994 represents the yearly premiums that the Company paid for a split-dollar life insurance contract, of which Mr. Brinkman is the indirect beneficiary. In 1993, $20,000 of this amount represents yearly premiums that the Company has paid for a split-dollar life insurance contract, of which Mr. Brinkman is the indirect beneficiary. The remainder represents contributions made by the Company to the Savings Plan for Employees of the Company on Mr. Brinkman's behalf.

(3) Payments to Mr. Case in 1994 and 1995 in the form of Other Compensation pertain to initial compensation provided for in the July 1994 Employment Contract between the Company and Mr. Case. These payments represent partial payment of the contract with the remaining balance being $45,000.

     Compensation Committee Interlocks and Insider Participation

     During 1995, no executive officer of the Company served as (i) a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Board of Directors of the Company or (ii) a director of another entity, one of whose executive officers served on the Board of Directors of the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

            Security Ownership of Certain Beneficial Owners
            -----------------------------------------------

    The following information is furnished, as of December 31, 1995, with respect to persons known by the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock, the only class of voting securities outstanding:

Name and Address              Amount and Nature               Percent
of Beneficial Owner           of Beneficial Ownership         of Class
- -------------------           -----------------------         --------

Francis H. Brinkman                5,100,000                    42.4
1111 Bagby, Ste. 2400
Houston, TX  77002

           Securities Ownership of Directors and Executive Officers
           --------------------------------------------------------

     The following information is furnished, as of December 31, 1995, with respect to the outstanding Common Stock of the Company beneficially owned by all individual directors and executive officers of the Company and the directors and executive officers as a group:

Name of Address               Amount of Nature               Percent
of Beneficial Owner           of Beneficial Ownership        of Class
- -------------------           -----------------------        --------

Francis H. Brinkman                5,100,000                   42.4
1111 Bagby, Ste. 2400
Houston, Texas 77002

Roger D. Case                        500,000                    4.2
1111 Bagby, Ste. 2400
Houston, Texas  77002

Jerome C. G. Cle                         -0-                      0
8 Rue Neuve Du Molard
1204 Geneva Switzerland

Donald R. Dwight                         -0-                      0
13 Dartmouth College Highway
Lyme, New Hampshire 03768

David J. Brenza                      100,000                    0.8
1111 Bagby, Ste. 2400
Houston, Texas  77002

Robert S. Copeland                   100,000                    0.8
1111 Bagby, Ste. 2400
Houston, Texas  77002

All directors and executive
 officers as a group (six persons) 5,800,000                   48.2


     There are no arrangements, including pledges by any person of securities of the Company, which may at a subsequent date result in a change in control of the Company.


Item 13.  Certain Relationships and Related Transactions

     Francis H. Brinkman, a director and executive officer of the Company, has borrowed money from Excel Texas, at an interest rate of 6%, primarily for the purpose of acquiring shares of Excel Texas owned by a former officer of Excel Texas and for certain personal uses. The maximum amount of such borrowings outstanding during the last fiscal year was $541,276. The remaining balance on December 31, 1995, was $503,577.

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K


(a)(1) & (2)   Financial Statements and Financial Statement Schedules

          Report of Independent Certified Public Accountants

          Consolidated Balance Sheets

          Consolidated Statements of Operations

          Consolidated Statements of Stockholders' Equity (Deficit)

          Consolidated Statements of Cash Flows

          Notes to the Consolidated Financial Statements

(a)(3)         Exhibits

3.1(a)* Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1(a) of the Company's Form 10-K for the year ended December 31, 1993).

3.1(b)* Articles of Amendment to Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1(b) of the Company's Form 10-K for the year ended December 31, 1993).

3.2* Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Company's Form 10-K for the year ended December 31,
               1993).

10.1* Lease Agreement between Coventry Fund III, Ltd. and the Company with respect to headquarters office space (Incorporated by reference to Exhibit 10.1 of the Company's Form 10-K for the year ended December 31, 1993).

10.2* Contract for Sale between Midcon Texas Pipeline Corp. and the Company, dated March 15, 1994, with respect to the Katy facilities (Incorporated by reference to Exhibit 10.2 of the Company's Form 10-K for the year ended December 31, 1993).

10.3* Agreement of Purchase and Sale between Bounty Group, Inc., and the Company with respect to certain leases located offshore of Texas and Louisiana, dated January 21, 1994 (Incorporated by reference to Exhibit 10.3 of the Company's Form 10-K for the year ended December 31, 1993).

10.4* Letter Agreement between Intrastate Gas Gathering, Inc. and the Company, dated March 8, 1994, with respect to the Company's acquisition of the Houston County natural gas processing plant (Incorporated by reference to Exhibit 10.4 of the Company's Form 10-K for the year ended December 31, 1993).

10.5(a)* Purchase and Sale Agreement by and between Peregrinus Properties 88 and the Company, dated January 31, 1994, with respect to the Company's proposed purchase of certain Mafla Field interests (the "Peregrinus Agreement") (Incorporated by reference to Exhibit 10.5(a) of the Company's Form
               10-K for the year ended December 31, 1993).

10.5(b)* First Amendment to Peregrinus Agreement (Incorporated by reference to Exhibit 10.5(b) of the Company's Form 10-K for the year ended December 31, 1993).

10.5(c)* Second Amendment to Peregrinus Agreement (Incorporated by reference to Exhibit 10.5(c) of the Company's Form 10-K for the year ended December 31, 1993).

10.6(a)* Purchase and Sale Agreement between Gardner Offshore Corporation and the Company, dated January 31, 1994, with respect to the Company's proposed purchase of certain Mafla Field interests (the "Gardner Agreement") (Incorporated by reference to Exhibit 10.6(a) of the Company's Form
               10-K for the year ended December 31, 1993).

10.6(b)* First Amendment to Gardner Agreement (Incorporated by reference to Exhibit 10.6(b) of the Company's Form 10-K for the year ended December 31, 1993).

10.6(c)* Second Amendment to Gardner Agreement (Incorporated by reference to Exhibit 10.6(c) of the Company's Form 10-K for the year ended December 31, 1993).

10.7* Purchase and Sale Agreement between Edisto Exploration & Production Company and the Company, dated April 12, 1994, with respect to the Company's proposed purchase of certain Mafla Field interests (Incorporated by reference to Exhibit 10.7 of the Company's Form 10-K for the year ended December 31, 1993).

10.8* Letter of intent, dated April 13, 1994, between Hou-Tex, Inc., as agent for the Company, and Taurus Exploration, Inc. with respect to the Company's proposed purchase of certain Mafla Field interests (Incorporated by reference to Exhibit 10.8 of the Company's Form 10-K for the year ended December 31, 1993).

10.9* Letter of intent, dated February 17, 1994, between American Pipeline Company and the Company with respect to the Company's proposed purchase of the Mestena Ranch Gathering System (Incorporated by reference to Exhibit 10.9 of the Company's Form 10-K for the year ended December 31, 1993).

10.10* Letter of intent between the Company and Securities Planners, Inc., dated March 10, 1994, with respect to proposed private placement (Incorporated by reference to Exhibit 10.10 of the Company's Form 10-K for the year ended December 31, 1993).

10.11* Promissory note from Francis H. Brinkman to the Company dated July 1, 1992 (Incorporated by reference to Exhibit 10.11 of the Company's Form 10-K for the year ended December 31, 1993).

10.12* Promissory note from Francis H. Brinkman to the Company dated July 1, 1993 (Incorporated by reference to Exhibit 10.12 of the Company's Form 10-K for the year ended December 31, 1993).

10.13* Promissory note from Francis H. Brinkman to the Company dated January 1, 1994 (Incorporated by reference to Exhibit 10.13 of the Company's Form 10-K for the year ended December 31, 1993).

10.14* Escrow Agreement, dated August 30, 1993, among Excel Gas Marketing, Inc., Scana Hydrocarbons, Inc. and Texas Commerce Bank National Association (Incorporated by reference to Exhibit 10.14 of the Company's Form 10-K for the year ended December 31, 1993).

10.15* Escrow Agreement, dated August 1, 1993, among Excel Gas Marketing, Inc., Mobil Natural Gas Inc. and Texas Commerce Bank National Association (Incorporated by reference to Exhibit
               10.15 of the Company's Form 10-K for the year ended December 31, 1993).

10.16* Facilities Sales Agreement dated April 1, 1994 with respect to the purchase of a natural gas gathering system and related facilities by the Company from Koch Gateway Pipeline Company. (Incorporated by reference to Exhibit 10.16 of the Company's Form 10-K for the year ended December 31, 1994).

10.17* Assignment of Contract Rights effective January 12, 1995 to Western Gas Resources Storage, Inc. by the Company with respect to certain natural gas gathering and pipeline systems and related facilities located in the Katy area of Texas. (Incorporated by reference to Exhibit 10.17 of the Company's Form 10-K for the year ended December 31, 1994).

10.18* Assignment and Bill of Sale dated May 1, 1994 between the Company and American Pipeline Company with respect to the purchase of the Mestena Grande Pipeline System and the Nacogdoches Pipeline System (Incorporated by reference to
               Exhibit 2.1 of the Company's Form 8-K filed and dated June 1,
               1994).

10.19* Assignment and Bill of Sale dated September 1, 1994 between the Company and El Sordo Gathering Systems, Inc. with respect to the sale of the Mestena Grande Pipeline System and the Nacogdoches Pipeline System (Incorporated by reference to
               Exhibit 99.1 of the Company's Form 8-K filed and dated September 28, 1994).

10.20* Bill of Sale dated March 8, 1994, and Assignment of Agreement dated February 1, 1994 between Intrastate Gas Gathering, Inc. and the Company with respect to the purchase of a gas processing plant and Assignment of a Gas Processing Rights Agreement. (Incorporated by reference to Exhibit 10.20 of the Company's Form 10-K for the year ended December 31, 1994).

10.21* Bill of Sale dated July 25, 1994 and Assignment of Agreement dated July 25, 1994 between the Company and Intrastate Gas Gathering, Inc. with respect to the sale of a gas processing plant and Assignment of Gas Processing Rights Agreement. (Incorporated by reference to Exhibit 10.21 of the Company's Form 10-K for the year ended December 31, 1994).

22* List of subsidiaries of the Company (Incorporated by reference to Exhibit 22 of the Company's Form 10-K for the year ended December 31, 1993).


  * Incorporated by reference and modified in their entirety by such reference to such exhibit or report as indicated.

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the last quarter of 1995.


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

SIGNATURE:                         TITLE:


/s/ Francis H. Brinkman
- -----------------------
FRANCIS H. BRINKMAN                Chairman of the Board, Chief Executive
                                   Officer and Director (Principal Executive
                                   Officer)



/s/ Roger D. Case
- -----------------
ROGER D. CASE                      President, Chief Operating Officer,
                                   Assistant Secretary and Director
                                   (Principal Operating Officer)

                           EXCEL RESOURCES, INC.

                     CONSOLIDATED FINANCIAL STATEMENTS

                     December 31, 1995, 1994 and 1993

                              C O N T E N T S


Report of Independent Certified Public Accountants . . . . .   F - 3

Consolidated Balance Sheets  . . . . . . . . . . . . . . . .   F - 5

Consolidated Statements of Operations  . . . . . . . . . . .   F - 7

Consolidated Statements of Stockholders' Equity (Deficit). .   F - 8

Consolidated Statements of Cash Flows  . . . . . . . . . . .  F - 10

Notes to the Consolidated Financial Statements . . . . . . .  F - 12

                 [LETTERHEAD OF JONES, JENSEN & COMPANY]


            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Excel Resources, Inc.
Houston, Texas


We have audited the accompanying consolidated balance sheet of Excel Resources, Inc. and subsidiaries as of December 31, 1995 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Excel Resources, Inc. and subsidiaries as of December 31, 1995 and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has suffered recurring losses and has a working capital deficit and a capital deficit which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Jones, Jensen & Company

Jones, Jensen & Company
July 19, 1996

               Report Of Independent Certified Public Accountants

Excel Resources, Inc.
Houston, Texas

We have audited the accompanying consolidated balance sheet of Excel Resources, Inc., as of December 31,1994, and the related consolidated statements of operations, stockholders' equity (capital deficit) and cash flows for each of the two years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Excel Resources, Inc. at December 31, 1994, and the results of its operations and its cash flows for the each of the two years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit and a capital deficit. This situation raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1, the Company changed its method of accounting for income taxes in 1993.

                                                    /s/ BDO Seidman, LLP

                                                    BDO Seidman, LLP
Houston, Texas
May 19, 1995,
Except for Note 8, which is as of July 19, 1996

                           EXCEL RESOURCES, INC.
                        Consolidated Balance Sheets

                                  ASSETS

                                                December 31,
                                              1995       1994
                                              ----       ----

CURRENT ASSETS

 Cash                                    $    3,889  $  16,499
 Accounts receivable - trade, net
 (Note 1)                                   262,081  4,719,329
 Prepaid expenses                            -          64,265

   Total Current Assets                     265,970  4,800,093

FIXED ASSETS (Note 1)

 Transmission equipment                     163,675    536,690
 Office furniture and equipment             141,507    141,166
 Transportation equipment                    -          61,990
 Leasehold improvements                       6,452      6,452
 Less: accumulated depreciation            (164,676)  (191,810)

   Total Fixed Assets                       146,958    554,488

OIL AND GAS PROPERTIES (Notes 2 and 9)    4,383,207  6,247,963

OTHER ASSETS

 Long-term accounts receivable (Note 1)     491,287    693,935
 Investments                                 15,621     50,240
 Deposits                                    -         101,808

   Total Other Assets                       506,908    845,983

   TOTAL ASSETS                          $5,303,043  $12,448,527


                           EXCEL RESOURCES, INC.
                  Consolidated Balance Sheets (Continued)

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

                                            December 31,
                                         1995        1994
                                         ----        ----
CURRENT LIABILITIES

 Accounts payable - trade                $7,870,027  $12,171,129
 Accounts payable - related (Note 4)         49,960     -
 Accrued expenses                           455,430    1,162,238
 Notes payable - current portion (Note 3)              4,057,361
5,419,849

   Total Current Liabilities             12,432,778  18,753,216

LONG-TERM LIABILITIES

 Deferred revenue (Note 1)                  146,849     349,578

   Total Long-Term Liabilities              146,849     349,578

   Total Liabilities                     12,579,627  19,102,794

COMMITMENTS AND CONTINGENCIES (Notes 2 and 7)  -          -

STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred Stock: 5,000,000 shares
 authorized at $0.001 par value, no
 shares issued and outstanding                 -          -
 Common Stock:  100,000,000 shares
 authorized at $0.001 par value,
 12,023,956 and 8,775,000 shares
 issued and 10,689,956 and 8,775,000
 shares outstanding, respectively            12,024      8,775
 Additional paid-in capital               5,466,210    779,225
 Accumulated deficit                     (12,251,241)(6,900,991)

                                         (6,773,007) (6,112,991)

 Note receivable from stockholder (Note 4) (503,577)   (541,276)

   Total Stockholders' Equity (Deficit)  (7,276,584) (6,654,267)

   TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                     $5,303,043 $12,448,527


                           EXCEL RESOURCES, INC.
                   Consolidated Statements of Operations

                              For the Years Ended December 31,
                              1995              1994                 1993
                              ----              ----                 ----

OIL AND GAS SALES             $3,745,737        $35,160,499      $131,921,835

COSTS AND EXPENSES

  Cost of oil and gas sales    1,786,248         34,158,516      129,671,677

  Selling, general and
  administrative               3,283,789          2,774,825        1,315,766

  Salaries and wages             917,991            937,947        1,288,701

  Depreciation, depletion
  and amortization             1,861,862          3,207,232           89,737

    Total Costs and Expenses   7,849,890         41,078,520      132,365,881


INCOME (LOSS) FROM OPERATIONS (4,104,153)        (5,918,021)        (444,046)

OTHER INCOME (EXPENSE)

  Gain on marketable securities        -              1,469          135,798

  Interest income                      -             49,072           28,149

  Interest expense            (1,149,150)        (1,453,150)         (15,704)

  Loss on disposition of
  assets                         (96,947)          (680,930)         (15,194)

  Business combination expenses        -                -           (250,700)

  Factoring fees (Note 1)              -           (135,615)               -


     Total Other Income
     (Expense)                (1,246,097 )       (2,219,154)       (117,651)

INCOME (LOSS) BEFORE INCOME
 TAXES                        (5,350,250)        (8,137,175)       (561,697)

INCOME TAX EXPENSE (BENEFIT)
 (Note 6)                             -             (22,759)        (24,600)

INCOME (LOSS) BEFORE CUMULATIVE
 EFFECT OF ACCOUNTING CHANGE  (5,350,250)        (8,114,416)       (537,097)

  Cumulative effect on prior
  years of change in accounting
  for income taxes (Note 1)          -                  -           (38,816)

NET INCOME (LOSS)            $(5,350,250)       $(8,114,416)     $ (498,281)

EARNINGS (LOSS) PER SHARE     $    (0.55)        $    (0.93)      $   (0.06)

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING           9,699,941         8,775,000         8,683,274


                            EXCEL RESOURCES, INC.
          Consolidated Statements of Stockholders' Equity (Deficit)

                                                       Note
                            Additional                 Receivable
        Common Shares       Paid-in      Accumulated   From
        Shares   Amount     Capital      Deficit       Stockholder    Total
        ------   ------     -------      -------       -----------    -----


Balance,
 December
 31, 1992
     8,674,883   $   8,674  $  178,626  $1,711,706    $   -         $1,899,006


Transfer
 of notes
 receivable
 from
 stockholder
 to equity   -          -        -           -        (687,438)      (687,438)

Common stock
 issued for the
 payment of fees
 related to the
 business
 combination

           117          1         699        -             -             700


Common stock
 issued for the
 purchase of oil
 and gas leases
 (Note 2)
       100,000        100     599,900       -              -         600,000

Net loss for the
 year ended
 December 31,
 1993        -          -        -        (498,281)        -        (498,281)

Balance,
 December 31,
 1993
     8,775,000      8,775     779,225    1,213,425    (687,438)   1,313,987


Payment of note
 receivable from
 stockholder
             -          -        -         -           146,162     146,162

Net loss for the
 year ended
 December 31,
 1994        -          -        -      (8,114,416)      -      (8,114,416)

Balance,
 December 31,
 1994

    8,775,000  $   8,775    $  779,225$(6,900,991)   $ (541,276)$(6,654,267)


                            EXCEL RESOURCES, INC.
    Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                       Note
                            Additional                 Receivable
        Common Shares       Paid-in      Accumulated   From
        Shares   Amount     Capital      Deficit       Stockholder    Total
        ------   ------     -------      -------       -----------    -----


Balance,
 December 31,
 1994   8,775,000$   8,775  $  779,225   $(6,900,991)  $(541,276) $(6,654,267)

Common stock
 issued for
 services
 rendered 800,000     800    1,094,234          -         -        1,095,034

Common stock
 issued for
 proposed
 acquisition
 (Note 10)
        1,334,000   1,334      (1,334)          -         -            -

Common stock
 issued for cash
        1,114,956   1,115   3,594,085           -         -       3,595,200


Payment of note
 receivable from
 stockholder   -       -          -             -       37,699      37,699

Net loss for the
 year ended
 December 31,
 1995          -       -          -       (5,350,250)    -     (5,350,250)

Balance,
 December 31,
 1995  12,023,956 $ 12,024 $5,466,210   $(12,251,241)$ (503,577)$(7,276,584)


                           EXCEL RESOURCES, INC.
                   Consolidated Statements of Cash Flows

                                      For the Years Ended December 31,
                                       1995           1994        1993
                                       ----           ----        ----

CASH FLOWS FROM OPERATING
 ACTIVITIES:

  Net income (loss)                   $(5,350,250)   $(8,114,416)  (498,281)

  Adjustments to Reconcile Net Income
   (Loss) to Cash Provided by Operating
   Activities:
    Depreciation, depletion and
    amortization                        1,861,862      3,207,232     89,737
    Deferred revenue                     (202,729)       192,712    147,230
    (Gain) loss on sale of assets          96,947        680,930     15,194

    Common stock issued for services    1,095,034            -         -

    Deferred tax benefit                     -               -      (2,300)
    Cumulative effect of accounting change   -               -     (38,816)
  Changes in Operating Assets and Liabilities:
    Decrease (increase) in accounts
    receivable                          4,659,896    10,901,118  7,640,102
    Decrease (increase) in marketable
    securities                               -          204,353    308,268
    Decrease (increase) in taxes receivable  -           72,657    (62,657)
    Decrease (increase) in deposits       101,808       (29,740)       -
    Decrease (increase) in prepaid
    expenses                               64,265        48,775    (66,105)
    Decrease (increase) in investments      1,279       258,758    (87,970)
    Increase (decrease) in accounts
    payable                            (4,301,102)   (5,754,941)(8,513,964)
   Increase (decrease) in accrued
   expenses                              (706,808)    1,128,445     14,716
    Increase (decrease) in taxes payable     -          -          (85,698)

       Cash Provided (Used) by
        Operating Activities           (2,679,798)    2,795,883 (1,140,544)


CASH FLOWS FROM INVESTING
 ACTIVITIES:

  Note receivable from stockholder         37,699      146,162    (480,228)
  Note payable to stockholder              49,960        -          -
  Capital expenditures                     (1,388)  (5,069,888)   (142,133)
  Payments received on sales-type leases     -          -           57,862
  Proceeds from sale of property and
   equipment                              348,205    3,374,000       5,900

       Cash Provided (Used) by Investing
        Activities                      $ 434,476  $(1,549,726)$  (558,599)


                            EXCEL RESOURCES, INC.
             Consolidated Statements of Cash Flows (Continued)



                                    For the Years Ended December 31,
                                  1995              1994            1993
                                  ----              ----            ----

CASH FLOWS FROM FINANCING
 ACTIVITIES:

  Sale of common stock        $3,595,200           $    -       $   -
  Principal payments on
  long-term debt              (2,361,452)           (3,284,669)  (414,536)
  Proceeds from borrowings       998,964               100,000    496,500

  Cash Provided (Used) by
  Financing Activities         2,232,712            (3,184,669)    81,964

NET INCREASE (DECREASE) IN CASH  (12,610)           (1,938,512)(1,617,179)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR               16,499             1,955,011  3,572,190

CASH AND CASH EQUIVALENTS,
  END OF YEAR                  $   3,889            $   16,499 $1,955,011

CASH PAID FOR:

  Interest                     $ 887,216            $1,372,847 $   46,725
  Income taxes                 $  -                 $   -      $  126,051

NON-CASH FINANCING ACTIVITIES:

  Common stock issued for
  services                  $  1,095,034            $  -      $        -

  Stock issued for oil and
  gas properties            $    -                  $  -        $600,000
  Note payable issued for
  oil and gas properties    $    -                  $8,100,000  $180,000


                            EXCEL RESOURCES, INC.
               Notes to the Consolidated Financial Statements
                       December 31, 1995, 1994 and 1993

NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a.  Organization

      The Company was originally incorporated in the State of Nevada on December 31, 1988 under the name of Dover Capital Corporation. The Company's primary business activity is the production, gathering, marketing and transportation of natural gas and related products.

      On July 12, 1993, the Company acquired Excel Texas in a business combination accounted for as a pooling of interests. As a result, Excel Texas, which also engages in the gathering, marketing and transportation of natural gas and related products, became a wholly-owned subsidiary of the Company through the exchange of 5,100,000 shares of the Company's common stock for all of the outstanding stock of Excel Texas. A further 700,000 shares of the Company's common stock were issued in payment of certain fees incurred in connection with the combination.

      b.  Accounting Method

      The Company's financial statements are prepared using the accrual method of accounting. The full cost method of accounting is used for oil and gas property acquisitions, exploration and production activities as defined by the Securities and Exchange Commission, whereby all costs incurred in connection with the properties, productive or nonproductive, are capitalized.
Capitalized costs related to proved properties and estimated future costs to be incurred in the development of proved reserves are amortized using the unit-of-production method. Capitalized costs are annually subjected to a test of recoverability by comparison to the present value of future net revenues from proved reserves. Any capitalized costs in excess of the present value of future net revenue from proved reserves, adjusted for the cost of certain unproved properties, are expensed in the year in which such an excess occurs. The Company has elected a calendar year end.

      c.  Loss per Share of Common Stock

      The loss per share of common stock is based on the weighted average number of shares issued and outstanding at the date of the financial statements.

      d.  Provision for Taxes

      Effective January 1, 1993, the Company adopted the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), Accounting for Income Taxes. The adoption of SFAS 109 changes the Company's method of accounting for income taxes from the deferred method to the liability method.

      The cumulative effect of this change in accounting for periods prior to January 1, 1993, decreased the 1993 net loss by $38,816, and is shown separately in the consolidated statement of operations.

      At December 31, 1995, the Company had net operating loss carryforwards of approximately $11,800,000 that may be offset against future taxable income through 2010. No tax benefit has been reported in the 1995 financial statements, because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

                            EXCEL RESOURCES, INC.
               Notes to the Consolidated Financial Statements
                       December 31, 1995, 1994 and 1993

NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      e.  Cash Equivalents

      The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

      f. Principles of Consolidation

      The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Excel Resources, Inc., a Texas Corporation, ("Excel Texas"), Excel Texas' wholly-owned subsidiaries, Excel Gas Gathering, Inc., Excel Consulting and Management Company, Inc., Excel Pipeline, Inc., and Excel Ventures, Inc. They also include the accounts of Excel Gas Marketing, Inc., an affiliate of Excel Texas through common ownership. All significant intercompany transactions have been eliminated.

      g. Fixed Assets

      Fixed assets are stated at cost. Depreciation and amortization are computed using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes.

      The estimated useful lives are as follows:

                                                        Lives
                              Class                    (Years)

              Transmission equipment                     22
              Office furniture and equipment            10-12
              Transportation equipment                    7
              Leasehold improvements                      3-5

      Depreciation expense for the years ended December 31, 1995, 1994 and 1993 was $33,708, $107,232 and $49,037, respectively.

      h. Accounts Receivable

      Accounts receivable are shown net of the allowance for doubtful accounts. This amount was determined to be $-0- and $65,000 at December 31, 1995 and 1994, respectively.

      During 1994, the Company entered into an agreement to factor accounts receivable balances to supplement its cash flows. Under the terms of the agreement, the Company incurred a fee ranging from 4% to 10% on all accounts that are factored. During 1994, the Company incurred factoring fees of $135,615. At December 31, 1994 and for the year ended December 31, 1995, no accounts receivable were factored.

                            EXCEL RESOURCES, INC.
                Notes to the Consolidated Financial Statements
                       December 31, 1995, 1994 and 1993

NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      i. Deferred Revenue

      The Company has long-term throughput contracts with certain customers on its off shore oil and gas wells. The contracts contain "take or pay" provisions whereby the Company is entitled to a minimum throughput. The Company recognizes income only on its entitlement sales. Payment for surpluses over entitlements are credited to deferred revenues to offset future deficiencies. If the Company's take of production is less than the entitlement the Company recognizes revenue on its full entitlement and charges long-term receivables. At December 31, 1995 and 1994, the Company had long-term gas balancing receivables of $491,287 and $693,935, respectively, and offsetting long-term gas balancing payables of $146,849 and $349,578, respectively.

      j. Revenue Recognition

      Revenues are recognized when the gas products are delivered to customers. In the movement of natural gas, it is common for differences to arise between volumes of gas contracted or nominated, and volumes of gas actually received or delivered. These situations are the result of certain attributes of the natural gas commodity and the industry itself. Consequently, the credit given to the Company by a pipeline for volumes received from producers may be different than volumes actually delivered by a pipeline.
When all necessary information, such as the final pipeline statement for receipts and deliveries are available, these differences are resolved by the Company.

      The Company records imbalances based on amounts received and classifies the imbalances as adjustments to the trade accounts receivable or trade accounts payable, as appropriate.

      k. Reclassifications

      Certain 1994 and 1993 amounts have been reclassified to conform to the 1995 financial statement presentation.

      l. Recently Issued Accounting Standards

      In March 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Impairment of Long-Lived Assets." This new standard is effective for years beginning after December 15, 1995 and would change the Company's method of determining impairment of long-lived assets. Although the Company has not performed a detailed analysis of the impact of this new standard on the Company's financial statements, the Company does not believe that adoption of the new standard will have a material effect on the financial statements.

                            EXCEL RESOURCES, INC.
                Notes to the Consolidated Financial Statements
                       December 31, 1995, 1994 and 1993

NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

      l. Recently Issued Accounting Standards (Continued)

      In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation" (FAS 123). The new statement is effective for fiscal years beginning after December 15, 1995.
FAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Companies that do not adopt the fair value accounting rules must disclose the impact of adopting the new method in the notes to the financial statements. Transactions in equity instruments with non-employees for goods or services must be accounted for on the fair value method. The Company currently intends to adopt the fair value accounting prescribed by FAS 123. However, the Company intends to continue its analysis of FAS 123 to determine its ultimate effect in the future.

      m. Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 -      PURCHASE OF OIL AND GAS LEASES

      Effective January 1, 1994, the Company acquired working interests in certain oil and gas properties from three unrelated entities for a total purchase price of $7,692,027 net of gas imbalance positions. In order to complete the acquisition, the Company entered into a purchase note agreement with a customer (see Note 3). During the year ended December 31, 1994, the Company incurred additional costs associated with the acquisition of $1,050,722. The total costs of $8,742,749 were added to the full cost pool.

      On December 1, 1993, the Company acquired certain oil and gas properties from an unrelated entity for a purchase price of $830,000, comprising 100,000 shares of the Company's common stock, a note payable of $180,000 and cash of $50,000. According to the original agreement, if after two years, the 100,000 shares of common stock did not have a value of $600,000 the Company would be required to issue additional shares or pay cash for the amount of the shortfall. At December 31, 1995 the common stock had a value of approximately $50,000. Management of the Company is currently trying to negotiate the shortfall amount but as of the date of this audit report, an agreed upon amount had not yet been determined. If an additional amount is determined to be owing, the liability will be recorded with a corresponding increase in the cost of the oil and gas properties.

      The purchased properties include fourteen off shore wells in Louisiana and Texas, subject to operating agreements with third party operators. Under the agreement, the seller will be responsible to pay up to $125,000 if one specific offshore well is plugged and abandoned before December 1, 1996.

                            EXCEL RESOURCES, INC.
                Notes to the Consolidated Financial Statements
                       December 31, 1995, 1994 and 1993

NOTE 3 -      LONG-TERM DEBT

      The Company had the following debt obligations at December 31, 1995 and 1994:

                                                       December 31,
                                                  1995               1994
                                                  ----               ----
      Purchase note payable, in default,
       payable on demand, currently being
       repaid from future production from oil
       and gas properties and/or dedicated
       natural gas trades, interest imputed
       at 20%.                                $3,990,867          $5,335,961


      Interest-free note payable to a company,
       effective rate approximately 6%, due
       March 1, 1995, in default.                 66,494             83,888

                                               4,057,361          5,419,849
           Less current maturities            (4,057,361)        (5,419,849)


           Notes payable - long-term          $ -                 $  -

NOTE 4 -  RELATED PARTY TRANSACTIONS

    At December 31, 1995, there was a related party accounts payable to a shareholder. The amount is for services and expenses paid on the Company's behalf. The amount payable at December 31, 1995 totalled $49,960.

    The Company also has a note receivable from its majority stockholder for various expenditures paid by the Company on behalf of the stockholder. The advances bear interest at 6% and are payable upon demand. The following is a summary of the notes receivable:

                                            December 31,
                                       1995               1994
                                       ----               ----
      Notes receivable balance      $503,577           $ 541,276
      Advances during year             -                  49,072
      Repayments during the year      37,699             195,234

    The notes receivable from stockholder are reflected as a reduction in stockholders' equity (deficit).

                            EXCEL RESOURCES, INC.
                Notes to the Consolidated Financial Statements
                       December 31, 1995, 1994 and 1993

NOTE 5 -  MAJOR CUSTOMERS AND SUPPLIERS

    83% of the total sales in 1995 were related to sales of Company owned production to one customer who in turn sold to various other parties. Purchases of all third party production were from one major supplier during 1995.

    The Company had sales to two customers representing 42% and 13% of sales in 1994 and 26% and 11% in 1993. The Company had purchases from two companies representing in the aggregate, 27% and 23% of the Company's cost of sales during 1994 and 1993, respectively.

NOTE 6 -  INCOME TAXES

    The Company, its subsidiaries, and Excel Gas Marketing, Inc. file a consolidated federal income tax return.

    The components of income tax expense (benefit) are as follows:

                            1995              1994        1993
          Federal
            Current         $ -            $(22,759)    $ (22,300)
            Deferred          -                 -          (2,300)

          Total income tax
            expense
            (benefit)       $ -            $(22,759)    $ (24,600)

NOTE 7 -  COMMITMENTS AND CONTINGENCIES

    The Company leases office space and certain equipment under operating lease agreements. At December 31, 1995, the estimated future minimum rental payments required under the leases were:

      Year ending December 31,                          Amount
      1996                                              $  73,000
      1997                                                 78,000
      1998                                                 78,000
      1999                                                 78,000
      2000                                                  4,000
      Thereafter                                           -

          Total                                        $  311,000

    Rental expense for the years ended December 31, 1995, 1994, and 1993, were approximately $153,000, $156,000 and $129,000, respectively.

    The Company has a number of outstanding claims against it, alleging breach of contract due to non-payment for natural gas purchased. Most of these claims have been the subject of litigation. Settlement agreements and agreed judgements have been reached on most claims.

                            EXCEL RESOURCES, INC.
                Notes to the Consolidated Financial Statements
                       December 31, 1995, 1994 and 1993

NOTE 7 -  COMMITMENTS AND CONTINGENCIES (Continued)

    Management believes that the outcome of such litigation will not have a material adverse effect upon the Company since all claims, excluding legal fees which the Company believe will be immaterial in amount, are fully accrued for in the financial statements. The Company is currently attempting to obtain financing to enable it to pay all of the outstanding claims.

    The Company, as a working interest owner in offshore gas wells, is required to pay a percentage of the production revenues (royalty payments) to the mineral management service and overriding royalty owners. Included in accrued expenses at December 31, 1995 and 1994 are accrued royalties of $262,205 and $486,738, respectively.

NOTE 8 -  GOING CONCERN

    The Company incurred a net loss for the year ended December 31, 1995 of $5,350,250 resulting in a capital deficit at December 31, 1995 of $6,773,007. The Company has also had difficulties in meeting its current obligations, and at December 31, 1995, its current liabilities exceeded its current assets by $12,166,808. Several unsatisfied judgements stemming from lawsuits alleging breach of contract for non-payment of certain debts are outstanding against the Company. In order for it to be able to continue as a going concern, it will be necessary for the Company to obtain sufficient financing to meet its current obligations and ultimately to achieve profitable operations. The Company was able to raise approximately $3,600,000 during 1995 through sales of its common stock shares but a substantial amount is still needed in order for the Company to continue as a going concern. The Company is continuing to explore other financing alternatives.

    Due to the significant losses and cash flow problems incurred by the Company during 1995 and 1994, the Company has significantly reduced its operations. The Company factored certain receivables during 1994. Additionally, in 1995 and 1994, the Company negotiated deferred payment terms on several of its trade payables during 1995 and 1994, pending the outcome of the Company's financing efforts, which have provided a temporary measure of relief for the Company's cash flow problems.

NOTE 9 -  BUSINESS COMBINATION

    As mentioned in Note 1, On July 12, 1993, the Company acquired Excel Texas in a business combination accounted for as a pooling of interests. The accompanying financial statements for 1993 are based on the assumption that the companies were combined for the full year.

                            EXCEL RESOURCES, INC.
                Notes to the Consolidated Financial Statements
                       December 31, 1995, 1994 and 1993

 NOTE 9 - BUSINESS COMBINATION (Continued)

    Summarized results of operations of the separate companies for the period from January 1, 1993 through July 12, 1993, the date of acquisition, are as follows.

                                                               Excel
                                             Company           Texas
                                             -------           -----

    Revenues                                  $ -          $80,931,560
    Income before cumulative effect of
     accounting change                        $  3,320       $ 236,719

    Cumulative effect on prior years of change
     in accounting for income taxes             -               38,816

      Net Income                             $   3,320      $  275,535


    The summarized assets, liabilities and stockholders' equity of the separate companies on July 12, 1993, the date of acquisition, were as follows:

                                                         Excel
                                      Company            Texas
                                      -------            -----

    Current assets                    $ 35,000         $20,344,189
    Equipment                            -                 464,229
    Other long-term assets                  20             799,405

       Total Assets                   $ 35,020         $21,607,823

    Current liabilities                    $ -         $19,428,298
    Long-term debt                           -              38,051
    Other long-term liabilities              -              44,086
    Stockholders' equity                35,020           2,097,388

       Total Liabilities and
       Stockholders' Equity          $  35,020        $21,607,823

NOTE 10 - SUBSEQUENT EVENTS

    During 1995, the Company entered into negotiations to acquire certain property, pipelines and related facilities in the Gulf Coast area. 1,334,000 shares of the Company's common stock were issued pending the completion of the agreement. The negotiations ceased during 1996 and the 1,334,000 shares were subsequently cancelled.

    In March 1995, Excel Gas Marketing, Inc. entered into an agreement, to provide annually a minimum of 131,000 Mcf of natural gas to the other party through June 30, 1996 at a predetermined price. At June 30, 1996 the agreement was completed and was not renewed.

                            EXCEL RESOURCES, INC.
                Notes to the Consolidated Financial Statements
                       December 31, 1995, 1994 and 1993

NOTE 11 -  S.F.A.S. 69  SUPPLEMENTAL DISCLOSURES (Unaudited)

    (1)                 Capitalized Costs Relating to
                       Oil and Gas Producing Activities

                                            December 31,

                                         1995           1994          1993
                                         ----           ----          ----

    Proved oil and gas producing
     properties and related lease
     equipment                       $9,333,663      $9,388,663     $645,914
    Accumulated depreciation and
     depletion                       (4,950,456)     (3,140,700)     (40,700)
    Net Capitalized Costs            $4,383,207      $6,247,963   $  605,214



    (2)            Costs Incurred in Oil and Gas Property
            Acquisition, Exploration, and Development Activities


                                               For the Years Ended
                                                   December 31,
                                      1995              1994       1993
    Acquisition of Properties
       Proved and Unproved           $ -            $8,742,749    $645,914
    Exploration Costs                  -                 -          -
    Development Costs                  -                 -          -

    Included in the provision for depreciation, depletion and amortization for the year ended December 31, 1994 is a writedown of $1,527,196, which resulted from the capitalized cost limitation test. No writedown was required for the years ended December 31, 1995 or 1993.

                            EXCEL RESOURCES, INC.
                Notes to the Consolidated Financial Statements
                       December 31, 1995, 1994 and 1993

NOTE 11 -  S.F.A.S. 69  SUPPLEMENTAL DISCLOSURES (Continued) (Unaudited)

    (3)                   Results of Operations for
                             Producing Activities

                                        For the Years Ended

                                             December 31,

                                       1995            1994           1993


    Production revenues              $3,373,220     $4,179,205    $   43,600


    Production costs                 (1,299,314)    (1,247,654)      (15,000)

    Depreciation and depletion       (1,828,154)    (3,100,000)      (40,700)

    Results of operations for
     producing activities
     (excluding corporate
     overhead and interest costs)      $245,752     $(168,449)   $   (12,100)

                            EXCEL RESOURCES, INC.
                Notes to the Consolidated Financial Statements
                       December 31, 1995, 1994 and 1993

NOTE 11 -  S.F.A.S. 69  SUPPLEMENTAL DISCLOSURES (Continued) (Unaudited)

    (4)                  Reserve Quantity Information

    The following schedule presents estimates of proved oil and natural gas reserves attributable to the Company, all of which are located offshore from the continental United States. Proved reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved - developed reserves are those which are expected to be recovered through existing wells with existing equipment and operating methods. Reserves are stated in barrels of oil (Bbls) and millions of cubic feet of natural gas (Mmcf). Geological and engineering estimates of proved oil and natural gas reserves at one point in time are highly interpretive, inherently imprecise and subject to ongoing revisions that may be substantial in amount. Although every reasonable effort is made to ensure that the reserve estimates reported represent the most accurate assessments possible, these estimates are by their nature generally less precise that other estimates presented in connection with financial statement disclosures.
                                              Oil         Gas
                                             (Bbls)      (Mmcf)
    Proved developed and undeveloped
     reserves:

    Balance, December 31, 1992                   -          -

     Purchase of reserves in place            18,784        592
     Production                                 (389)       (19)

    Balance, December 31, 1993                18,395        573

        Purchase of reserves in place            -        9,082
        Quantity estimates made               (5,514)      (809)
        Production                            (4,292)    (1,330)

    Balance, December 31, 1994                 8,589      7,516

         Quantity estimates made                 -        2,511
         Production                           (2,792)    (2,198)

    Balance, December 31, 1995                 5,797      7,829

                            EXCEL RESOURCES, INC.
                Notes to the Consolidated Financial Statements
                       December 31, 1995, 1994 and 1993

NOTE 11 -  S.F.A.S. 69  SUPPLEMENTAL DISCLOSURES (Continued) (Unaudited)

    Proved developed reserves:

         Beginning of the year 1993    -         -
         End of the year 1993          18,395       573
         Beginning of the year 1994    18,395       573
         End of the year 1994           8,589     7,516
         Beginning of the year 1995     8,589     7,516
         End of the year 1995           5,797     7,829

    The following schedule presents the standardized measure of estimated discounted future net cash flows from the Company's proved reserves for the years ended December 31, 1995, 1994 and 1993. Estimated future cash flows were based on independent reserve data. Because of the standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at December 31, 1995, 1994 and 1993, it should be emphasized that such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of the Company's recoverable reserves or in estimating future results to operations.

    Standardized measures of discounted future net cash flows:

                                            December 31,
                                       1995           1994          1993

         Future production revenues  $15,657,841   $11,577,656   $1,600,543


         Future plugging costs         1,010,602     1,010,602      712,570


         Future production costs       5,393,469     4,388,419      444,939


         Total future costs            6,404,071     5,399,021    1,157,509


         Future cash flows before
          income taxes                 9,253,770     6,178,635      443,034


         Future income tax (benefits) (1,619,410)   (1,081,685)     (55,141)

         Future net cash flows        10,873,180     7,260,320      498,175


         Effect of discounting future
          annual net cash flows at 10% 1,522,245     1,013,060      122,057


         Standardized measure of
          discounted future net cash
          flows                       $9,350,935    $6,247,260   $  620,232


    It is anticipated that the properties will produce net operating losses to be utilized by the Company.

                            EXCEL RESOURCES, INC.
                Notes to the Consolidated Financial Statements
                       December 31, 1995, 1994 and 1993

NOTE 11 -  S.F.A.S. 69  SUPPLEMENTAL DISCLOSURES (Continued) (Unaudited)

    Summary of changes in the standardized measure of discounted future net cash flows:

                                               December 31,

                                       1995           1994         1993

    Standardized measure of
    discounted future net cash
    flows, beginning of year        $6,247,260    $   620,232    $   -

    Purchase of reserves in place      -           10,375,000       580,181

    Net change in expected future
    income tax benefit                (537,725)       (55,141)       68,651

    Sales of oil and natural gas
    produced, net of production
    costs                           (1,959,489)    (3,210,131)     (28,600)

    Revisions of previous quantity
    estimates                        4,595,839      ( 699,000)        -

    Changes in future development
    costs                                -           (136,947)        -

    Net changes in prices and
    production costs                 1,005,050       (718,255)        -

    Accretion of discount                -             44,304         -

    Other, net                           -             27,198         -

    Standardized measure of
    discounted future net cash
    flows, end of year              $9,350,935     $6,247,260  $  620,232



                                             December 31,

                                         1995           1994       1993

 Weighted average outstanding
     shares based on primary
     earnings per share                9,699,941      8,775,000  8,683,274

    Primary earnings per share       $     (0.55)  $      (0.93) $   (0.06)

    Weighted average outstanding
     shares based on fully diluted
     earnings per share                9,699,941      8,775,000  8,683,274

     Fully diluted earnings per share$     (0.55)  $      (0.93) $   (0.06)