Form 10-Q
period 1996-06-30
EXCEL RESOURCES INC
filed 1996-08-15
CIK 846770

                                [FORM 10-Q]

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1996

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For  the transition period from           to
                                ---------    ------------

               Commission File No.                33-26936-D

                          EXCEL RESOURCES, INC.
        (Exact name of registrant as specified in its charter)

                                  Nevada
     (State or other jurisdiction of incorporation or organization)

                                87-0460769
                  (I.R.S. Employer Identification No.)

               1111 Bagby, Suite 2400, Houston, Texas 77002
          (Address of principal executive offices)     (zip code)

                         (713) 659-5556
         (Registrant's telephone number, including area code)

10,955,956 shares of Common Stock outstanding as of June 30, 1996

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          X  Yes     No

                              Part I
                       FINANCIAL INFORMATION

                  Item 1 - Financial Statements

                        EXCEL RESOURCES. INC.
                       Consoldiated Balance Sheet

                             ASSETS

                                        June 30     December 31
                                                 1996          1995
                                              (Unaudited)    (Audited)
CURRENT
 Cash and cash equivalents                         $ 300       $ 3,889
 Trade accounts receivable, net of allowance
 of $0 in 1996 and $0 in 1995                    435,724       262,081

 Other                                                 0             0

 Total current assets                            436,024       265,970

EQUIPMENT
 Transmission equipment                          163,675       163,675
 Offce furniture and equipment                   105,507       141,507
 Transportation equipment                              0             0
 Leasehold improvements                            6,452         6,452
                                                 275,634       31l,634
Accumulated depreciation                        (148,676)     (164,676)

Total equipment                                  126,958       146,958

NET OIL AND GAS PROPERTIES,
 Full cost method                              3,671,180     4,383,207

OTHER
 Long-term accounts receivable                   111,950       491,287
 Miscellaneous                                    15,621        15,621

Total other assets                               127,571       506,908

TOTAL ASSETS                                 $ 4,361,733   $ 5,303,043


See accompanying notes to financial statements.



                           EXCEL RESOURCES. INC.
                         Consoldiated Balance Sheet

                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                      June 30    December 31
                                                       1996           1995

                                                   (Unaudited)      (Audited)
CURRENT LIABILITIES
  Trade accounts payable                           $ 8,129,993    $ 7,870,027
  Accounts payable - related                            53,060         49,960
  Long-term debt - current portion                   2,765,944      4,057,361
  Accrued expenses                                     250,300        455,430

 Total current liabilities                          11,199,297     12,432,778

LONG-TERM LIABILITIES
  Notes and production payables                              0              0
  Deferred revenue                                      96,610        146,849

 Total long-term liabilities                            96,610        146,849

 Total liabilities                                  11,295,907     12,579,627

STOCKHOLDERS' EQUITY
 Preferred stock, $.001 par value, 5,000,000
 shares authorized, none issued or outstanding
 Common stock, $.001 par value, 100,000,000
 shares authorized, 12,023,956 and 10,955,956
 shares issued and outstanding                          10,956         12,024
 Additional paid-in capital                          5,566,210      5,466,210
 Retained earnings (deficit)                       (12,102,180)   (12,251,241)
                                                    (6,525,014)    (6,773,007)

Note receivable from stockholder                      (409,160)      (503,577)

Total stockholders' equity                          (6,934,174)    (7,276,584)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUIT          $ 4,361,733    $ 5,303,043

See accompanying notes to financial statements.



                               EXCEL RESOURCES, INC.

                       Consolidated-Statements of Operations

                                For the Six Months     For the Three Months
                                  ended June 30           ended June 30

                                  1996       1995          1996       1995
 SALES                      $ 3,173,331  $ 1,836,537    $ 1,493,631 $ 830,788
 Cost of sales                1,922,453    1,313,587        687,851   653,792
 GROSS PROFIT (LOSS)          1,250,878      522,950        805,780   176,996

 GENERAL AND
 ADMINISTRATIVE EXPENSES        551,428    1,916,046        264,250   925,113

 INCOME (LOSS)
 FROM OPERATIONS                699,450   (1,393,096)       541,530  (748,117)

 OTHER INCOME (EXPENSE)
 Interest income (expense)     (540,389)    (799,142)      (240,754) (402,262)
 Factoring fee                        0            0              0         0
 (Loss) gain on sale of
   marketable securities              0            0              0         0
 (Loss) gain on sale of
  equipment                     (10,000)      40,000              0         0
 Miscellaneous                        0            0              0         0
 Total other income (expense)  (550,389)  (759,142)   (240,754)    (402,262)

 INCOME (LOSS) BEFORE
   INCOME TAXES                 149,061 (2,152,238)    300,776   (1,150,379)
 Income Tax (Expense) Benefit         0          0           0            0

 NET GAIN (LOSS)              $ 149,061$(2,152,238)  $ 300,776 $ (1,150,379)

EARNINGS PER SHARE

 NET INCOME (LOSS)               $ 0.01    $ (0.23)   $   0.03      $ (0.13)

 WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING   10,955,956  9,525,000  10,955,956    9,283,000


See accompanying notes to financial statements.



                                EXCEL RESOURCES, INC.
                       Consolidated Statements of Cash Flows
                                   (Unaudited)
                  Increase (Decrease) in Cash and Cash Equivalents

                                      For the Six Months    For the Six Months
                                         ended June30         ended June 30

                                             1996                 1995
 CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net Income (loss)                          $ 149,061          $ (2,152,238)

Adjustments to reconcile net income
to net cash provided (used in)
operating activities:

 Depreciation, depletion and amortization     712,027              858,379
 Deferred revenue                             (50,239)             194,788
 Net loss (gain) on sale of equipment          10,000              (40,000)
 Changes in assets and liabilities:
 Decrease (Incerase) in Trade accounts
 receivable                                  (173,643)             194,389
 Decrease (Increase) in Federal income
 tax receivable                                     0                    0
 Decrease (Increase) in Other current
  assets                                            0               (8,714)
 Decrease (Increase) in Long-term
  receivables                                 379,337              (71,767)
 Miscellaneous                                      0              (34,775)
 Increase (Decrease) in accounts payable
 and current portion of long-term debt     (1,031,451)            (418,712)
 Increase (Decrease) in Accrued expenses     (205,130)            (309,372)

 NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES                      $ (210,038)       $  (1,788,022)


See accompanying notes to financial statements.


                                  EXCEL RESOURCES, INC.
                          Consolidated Statements of Cash Flows
                                       (Unaudited)

                    Increase (Decrease) in Cash and Cash Equivalents

                                  For the Six Months       For the Six Months
                                    ended June 30              ended June 30

                                        1996                        1995
 CASH FLOWS FROM
 INVESTING ACTIVITIES:

 Capital expenditures                $        0                $         0

 Proceeds from sale of equipment         10,000                    350,000
 Proceeds from sale of securities             0                          0
 Note receivable from stockholder        94,417                          0
 Note payable to stockholder              3,100                          0

NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                   107,517                    350,000

 CASH FLOWS FROM
 FINANCING ACTIVITIES:
 Sale (rescission) of common stock       (1,068)                         0
 Repayment of long-term debt                  0                   (747,398)
 Proceeds from equity investors         100,000                  2,180,042

NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                    98,932                  1,432,644

 Net increase (decrease) in cash
 and cash equivalents                    (3,589)                    (5,378)

 Cash and cash equivalents at
 beginning of period                      3,889                     16,499
 Cash and cash equivalents at
 end of period                        $     300                 $   11,121


See accompanying notes to financial statements.




NOTE 1- Basis of Presentation, Organization and Summary of Significant Accounting Policies

Basis of Presentation

     The accompanying unaudited financial statements have been prepared in accordance with the instructions and requirements of Form 10-Q, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, such financial statements reflect all adjustments necessary for a fair statement of the results of operations and financial position for the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full years. It is suggested that these consolidated financial statements be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

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

Oil and Gas Properties

     The Company follows the full cost method of accounting, as defined by the Securities and Exchange Commission, whereby all costs incurred in connection with the acquisition, exploration and development of oil and gas properties, whether productive or nonproductive, are capitalized. Capitalized costs related to proved properties and estimated future costs to be incurred in the development of proved reserves are amortized using the unit-of- production method. The average depletion rate based on equivalent Mcf of natural gas for the six months ended June 30, 1996, and 1995 was $.56 and $.83, respectively.

     Capitalized costs are annually subjected to a test of recoverability by comparison to the present value of future net revenues from proved reserves. Any capitalized costs in excess of the present value of future net revenue from proved reserves, adjusted for the cost of certain unproved properties, are expensed in the year in which such an excess occurs. There has been no such test nor any related adjustment for the six months ended June 30, 1996.

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

Deferred Revenue

     The Company has long-term throughput contracts with certain customers on its offshore oil and gas wells (see Note 3). The contracts contain "take or pay" provisions whereby the Company is entitled to a minimum throughput. The Company recognizes income only on its entitlement sales. Payment for surpluses over entitlements are credited to deferred revenues to offset future deficiencies. If the Company's take of production is less than the entitlement, the Company recognizes revenue on its full entitlement and charges long-term receivables. At June 30, 1996, and December 31, 1995, the Company had a long-term gas balancing receivable of $111,950 and $491,287 and an offsetting long-term gas balancing payable of $96,610 and $146,849, respectively.




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


NOTE 2-Purchase of Oil and Gas Leases

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


NOTE 3 - Oil and Gas Exploration, Development and Producing Activities
(Unaudited)

Results of Operations

     The results of oil and gas producing activities during the six months ended June 30, 1996, are as follows:

                                                 Amount

     Production revenues                        $2,904,500
     Production costs                            1,036,494
     Depreciation, depletion and amortization      712,027
     Operating income - producing activities    $1,155,979




Cost Incurred

     For the six months ended June 30, 1996, the costs incurred in oil and gas producing activities totaled $1,036,494, all of which amount was charged to expense.

Capitalized Costs

     Capitalized costs relating to oil and gas exploration, development and producing activities were as follows:

                                                           June 30, 1996

     Costs subject to amortization - all proved properties $9,333,663 Less accumulated depreciation, depletion,
       and amortization:                                    (5,662,483)
                                                            $3,671,180

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

                                            Six Months Ended
                                              June 30, 1996

                                   (Bbl)         (Mmcf)
     Proved reserves:
       Beginning of the period     5,797      7,829,000

     Production                   (2,120)    (1,248,876)
     Proved reserves:
       End of the period           3,677      6,580,124



Standardized Measure of Discounted Future Net Cash Flows


     The following schedule presents the standardized measure of estimated discounted future net cash flows from the Company's proved reserves as of June 30, 1996. Estimated future cash flows were based on independent reserve data.

     Because the standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at June 30, 1996, it should be emphasized that such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of the Company's recoverable reserves or in estimating future results of operations.


     Standardized measures of discounted future net cash flows:

                                               June 30,1996

     Future production revenues              $    13,906,496

     Future capital costs                    $    (1,010,602)
     Future production costs                      (5,138,157)

     Total future costs                      $    (6,148,759)

     Future cash flows before income taxes   $     7,757,737
     Future income tax / (benefit)                (1,357,604)

     Future net cash flows                   $     9,115,341

     Effect of discounting
       future annual net cash
       flows at 10%                              (1,276,148)

     Standardized measure of
       discounted future net
       cash flows                            $    7,839,193












NOTE 4-Notes Payable

     Notes payable consisted of the following:
                                             June 30, 1996 December 31, 1995

     Purchase note payable in default payable
       on demand currently being repaid from
       production from oil and gas properties
       and /or dedicated natural gas trades
       interest imputed at 20% subject to
       renegotiation (See Note 2)                 $2,707,618     $3,990,867

     Note payable to a company with an effective
     interest rate of approximately 6%, due
     March 1, 1995, in default                       58,376          66,494
                                                  2,765,994       4,057,361
     Less current maturities                     (2,765,994)     (4,057,361)
                                                $         -      $        -


NOTE 5-Income Taxes

     At June 30, 1996, the Company had net operating loss carryforwards of approximately $11,650,200 that may be offset against future taxable income through 2010. No tax benefit has been reported in the 1996 financial statements, because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

 NOTE 6-Commitments

     The Company leases office space and certain equipment under operating lease agreements. At June 30, 1996, the estimated future minimum rental payments required under the leases were:

     Year ending December 31,     Amount
     1996                         73,000
     1997                         79,000
     1998                         78,000
     Thereafter                   82,000
     Total                      $369,000

     Rental expense for the six months ended June 30, 1996, and 1995, totaled approximately $67,210 and $67,000, respectively.




NOTE 7-Employee Benefit Plan

     The Company has a 401(k) deferred compensation plan. Under this plan, employees meeting eligibility requirements, (as defined in the plan), contribute a percentage of their before-tax compensation to the plan with the Company matching the first two percent of the employee contribution. Additional Company contributions may be made at the discretion of the Board of Directors. The Company made no contributions for either the six months ended June 30, 1996 or the six months ended June 30, 1995.

NOTE 8-Related Party Transactions

     At June 30, 1996, there was a related accounts payable to a shareholder. The account is for expenses paid in the Company's behalf. The amount payable at June 30, 1996, equaled $53,060.

     The Company also has a note receivable from its primary stockholder for various expenditures paid by the Company on behalf of the stockholder. The advances bear interest at 6% and are payable upon demand by the Company. The following is a summary of the notes receivable:

                              June 30,1996        December 31,1995

     Notes receivable balance    $ 409,160              $ 503,577
     Advances during year        $       0              $       0
     Repayments during the year  $  94,417              $  37,699

The notes receivable from stockholder are reflected as a reduction in stockholder's equity (capital deficit).


NOTE 9 - Supplemental Disclosure of Cash Flow Information

                                              1996           1995
     Interest paid                          $326,998        $482,345



Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations.

Period from April 1, 1996 through June 30, 1996

     Total sales for the quarter ended June 30, 1996, were $1,493,631 representing a $662,843 or 79.8% increase over the second quarter 1995 total
sales of $830,788.   The increase was attributable primarily to increased
Company- owned natural gas and oil production sales.    Natural gas prices
remained strong throughout the second quarter of 1996. Sales prices for Company-owned natural gas production in the Gulf Coast area during the quarter ranged between $2.20/MMBtu and $2.50/MMBtu. This strengthening of natural gas prices over the last quarter of 1995 and the first six months of 1996 has had a favorable impact on the Company's production revenues. Industry price forecasts indicate continued strength in gas prices throughout the remainder of 1996 and into mid-1997.

     Gross profit for the second quarter of 1996 was $805,780, a $628,784 or 355.3% increase over the gross profit of $176,996 for the second quarter of 1995. This increase resulted from an increase in sales of Company- owned gas and oil production as indicated above. Total depletion applicable to the Company's producing properties was approximately $358,233 which amount is included in the cost of sales.

     The net profit of $300,776 for the quarter ended June 30, 1996, a substantial improvement over the net loss of $1,150,379 for the quarter ended June 30, 1995, reflects declining general and administrative costs, declining interest expense, and improved sales volume and margin from Company-owned production. Management anticipates the trend in these areas will continue to have a positive impact on the Company's overall financial condition.

In connection with the marketing of third-party gas by affiliate Excel Gas Marketing, Inc., the natural gas sales contract with its only active customer during the second quarter expired June 30, 1996. Excel Gas Marketing, Inc. has therefore suspended its gas marketing activities. The Company's management anticipates this occurrence will have minimal impact, if any, on Company operations.


Period from January 1, 1996 through March 31, 1996

     Total sales for the quarter ended March 31, 1996, were $1,679,700, representing a $673,951 or 67% increase over first quarter, 1995, total sales of $1,005,749. The increase resulted from a increase of $712,927 in Company-owned natural gas and oil production sales. The marketing activities of third-party gas by Excel Gas Marketing, Inc. have diminished to only one small active customer. Natural gas prices continued to show strength throughout the first three months of 1996, reaching levels as high as $3.50 per MMBtu in Gulf Coast region. These price increases have had a favorable impact on the Company's production revenues.



     Gross profit for the first quarter of 1996 was $445,098, representing a $99,144 or 28.7% increase over the first quarter of 1995. This increase was due to an increase in sales of Company-owned gas and oil production as outlined above. Total depletion of the Company's producing properties was approximately $521,000, which amount is included in the cost of sales.

     The net loss of $151,815 for the quarter ended March 31, 1996, a substantial improvement over a loss of $1,001,859 for the first quarter of 1995, reflects declining general and administrative costs, declining interest expense and improved sales volume and margin from Company-owned production,

Liquidity and Capital Resources

     The principal sources of cash for the second quarter of 1996 were funds provided from current and past operations of the Company. Cash outflows included funds used in operations and the repayment of debt.

     The net cash used in operating activities through the end of the second quarter of 1996 was $210,038, compared to $1,788,022 used in operations during the first six months of 1995. The negative cash flow in the second quarter of 1996 was primarily due to payments that were made to reduce debt. The negative cash flow in the second quarter of 1995 was primarily due to payments made to gas producers from prior period gas marketing activities.

     The net cash flow provided by investing activities through the end of the second quarter of 1996 was $107,517, compared with $350,000 provided by investing activities for the first six months of 1995. The 1996 cash flow was attributable to the sale of equipment and the partial repayment of a note receivable from a stockholder, and the 1995 cash flow was attributable to the sale of a pipeline system.

     Net cash flow from financing activities through the end of the second quarter of 1996 was $98,932, which amount is attributable primarily to additional equity investment in the Company. Net cash flow from financing activities through the end of the second quarter of 1995 was $1,432,644, reflecting equity investments of approximately $2,200,000 less approximately $820,000 in debt repayment. This repayment of debt was primarily to a major customer which advanced funds to the Company in the first quarter of 1994 for the purchase of offshore oil and gas producing properties.

     As of June 30, 1996, the Company's current liabilities of $11,199,297 exceeded its current assets of $436,024 by $10,763,273. However, management is confident that the overall improvement in the Company's operating results will enhance its ability to attract and secure additional equity funding and/or long-term debt financing; thereby enabling the Company to both better address the serious liquidity pressures it has endured and continue its operations.




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

     The Company currently has 5,000,000 authorized but unissued shares of preferred stock and almost 89,044,000 shares of authorized but unissued common stock. The Company issued 266,000 new shares of common stock during the second quarter of 1996. It also rescinded 1,334,000 shares of common stock that had been issued in 1995 in connection with a proposed energy project the Company subsequently elected not to further pursue.

The Company will continue to pursue opportunities to acquire properties in exchange for its stock.


















                       PART II - OTHER INFORMATION



Item 1.   Legal Proceedings

     The Company and Excel Gas Marketing, Inc., an affiliate of the Company, are either individually or jointly involved in a number of claims, as well as litigation, for breach of contract primarily arising from the nonpayment for natural gas purchased. Liquidity problems encountered by both the Company and Excel Gas Marketing, Inc. during 1994 were the primary factors giving rise to such claims. Management believes that the outcome of such litigation will not have a material adverse effect upon the Company, since all claims, excluding legal fees (which the Company believes will be immaterial in amount), are properly reflected in the financial statements. The Company is continuing its efforts to secure funding sufficient to pay all amounts for which it is liable. The following is a listing of those legal actions:

- - July 6, 1994, Scana Hydrocarbons, Inc. filed suit against Excel Gas Marketing, Inc. ( Excel Gas Marketing ) for breach of contract for nonpayment of $252,818.00 plus interest and legal costs. The suit also claimed fraud on the part of Excel Gas Marketing for failure to place gas sales contract proceeds into an escrow account. Excel Gas Marketing and the Company have finalized a settlement of this suit, which settlement provides for amounts remaining due to Scana to be paid in monthly installments over a one-year period beginning March 15, 1996. Neither the March payment nor any subsequent payment due thereafter has been made.

- - July 19, 1994, Entex, a division a NorAm Energy Corporation filed a Petition of Interpleader in the Judicial District Court of Harris County, Texas, against the Company and Excel Gas Marketing. The action caused a total of $1,969,349.49 of accounts receivable due to the Company to be placed with the clerk of the court for distribution to the appropriate parties. The Interpleader was filed by Entex to make payments to other parties of the funds owed to the Company and Excel Gas Marketing. These claims were made due to the Company s and Excel Gas Marketing s failure to pay outstanding natural gas purchases. The mediation for the Petition of Interpleader was held on July
27, 1995, with all parties to the action agreeing to the distribution of the above mentioned funds. Two major creditors received a total of $1,700,000.
The balance of the funds were distributed on a pro-rata basis among the remaining creditor parties to the action. In addition, in connection with the mediation process, Cypress Operating Company obtained an agreed judgment against Excel Gas Marketing, Inc. for $117,648.56 plus interest and attorneys' fees. Mobil Natural Gas, Inc. was granted an agreed judgment against Excel
Gas Marketing and Excel-Texas in the amount of $2,911,754.00 plus post judgment interest. The amounts due in connection with the judgments have not been fully paid, but Excel-Texas and Excel Gas Marketing are working with the respective parties to satisfy same.






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

- - August 16, 1994, J. M. Huber Corporation filed suit against Excel Gas Marketing in the Judicial Court of Harris County, Texas, for breach of contract, seeking $346,499.12 plus interest, attorneys fees and court costs. This matter was settled on October 31, 1994, between the respective parties. Under the provisions of the Mutual Release and Settlement Agreement, Excel Gas Marketing was to pay J. M. Huber Corporation $320,605.44 by December 15, 1994. Such required amount was not fully paid by the specified date and has not been paid as of the date hereof; however, payments have been made to reduce such amount.

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

- - August 29, 1994, H & N Gas, Limited Partnership d/b/a H & N Gas, Ltd. filed suit against the Company in the County Civil Court of Law, Harris County, Texas, for breach of contract. H & N Gas has sought compensation in the amount of $26,601.06 plus interest and attorneys fees. This matter was settled between the respective parties. Under the provisions of the Mutual Release and Settlement Agreement, the Company paid H & N Gas $29,101.19, thereby satisfying the judgment.





- - September 2, 1994, Sonat Marketing Co. filed suit against the Company and Excel Gas Marketing in the District Court of Harris County, Texas, for breach of contract. Sonat sought $1,280,937.62 plus interest, attorneys fees and court costs. This matter was settled on January 25, 1995, between the respective parties. Under the provisions of the Mutual Release and Settlement Agreement, the Company was to pay to Sonat Marketing Co. $1,247,034.72 on July 20, 1995. Such required amount was not paid by the specified date and has not been paid as of the date hereof; however, payments have been made to reduce such amount.
- - September 11, 1994, Chevron USA, Inc. filed suit against the Company for breach of contract due to nonpayment of purchases of $365,855.46 plus interest and legal costs. The suit was filed in the Judicial Court of Harris County, Texas. This matter was settled on February 19, 1996, between the respective parties. Under the provisions of the Mutual Release and Settlement Agreement, the Company was to pay to Chevron USA, Inc. $365,855.46 on or before March 26, 1996. Such required amount was not paid by the specified date and has not been paid as of the date hereof.

- - September 16, 1994, Global Petroleum Corporation filed suit against the Company and Excel Gas Marketing in the District Court of Harris County, Texas, for breach of contract, breach of guaranty and negligent misrepresentation. Global Petroleum Corporation seeks damages of $358,838.58 plus interest and attorneys fees. This matter was settled between the respective parties. Under the provisions of the Mutual Release and Settlement Agreement, the Company was to pay to Global Petroleum Corporation $338,875.00 by December 19, 1994. Such required amount was not paid by the specified date and has not been paid as of the date hereof; however, payments have been made to reduce such amount.

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


- - April 17, 1995, H & N Gas, Limited Partnership d/b/a H & N Gas Ltd. filed suit against the Company for breach of contract due to nonpayment of gas purchases of $34,624.36. The suit was filed in the County Civil Court of Harris County, Texas. Under the provisions of the Mutual Release and Settlement Agreement, the Company was to pay to H & N Gas Ltd. $36,624.36 by July 17, 1995. Such required amount was not paid by the specified date and has not been paid as of the date hereof; however, payments have been made to reduce such amount.

- - September 1, 1995, Marathon Oil Company filed suit against the Company and Excel Gas Marketing in the District Court of Harris County, Texas, for breach of contract due to nonpayment of gas purchases of $124,486.31 plus interest, attorneys fees and court costs. This matter was settled on march 14, 1996, between the respective parties. Under the terms of the Settlement Agreement Marathon agreed not to execute on the agreed judgment until June 18, 1996.
The Company and Marathon are near finalizing arrangements whereby the balance due Marathon would be repaid in monthly installments by the Company beginning in September, 1996, and continuing through December, 1997.

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

- - May 8, 1996, Williams Energy Services Company, formerly Williams Gas Marketing Company, filed suit against the Company in the District Court of Tulsa County, Oklahoma, for breach of contract due to nonpayment of gas purchases of $10,635.20 plus attorneys fees and court costs. The Company is currently finalizing a settlement of this suit.

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

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of the security holders, through solicitation of proxies or otherwise, during the second quarter of the 1996 fiscal year.

Item 5.   Other Information

     Donald R. Dwight terminated his membership on the Company Board of Directors during April, 1996. A replacement for Mr. Dwight has not been appointed.

     David J. Brenza resigned his position of Executive Vice President, Chief Financial Officer and Corporate Secretary during April, 1996. A replacement for Mr. Brenza has not been appointed. The Company is pursuing a search for a qualified replacement.

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of August, 1996.

                                   EXCEL RESOURCES, INC.



                                   BY: /s/ Francis H. Brinkman
                                       -----------------------
                                         Francis H. Brinkman, Chairman of the
                                         Board and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities with the Registrant indicated on the 12th day of August, 1996.


SIGNATURE:                              TITLE:



/s/ Francis H. Brinkman
- -----------------------
FRANCIS H. BRINKMAN                Chairman of the Board, Chief Executive
                                   Officer and Director (Principal Executive
                                   Officer)




/s/ Roger D. Case
- -----------------------
ROGER D. CASE                      President, Chief Operating Officer,
                                   Assistant Secretary and Director
                                   (Principal Operating Officer)