Form 10QSB
period 1996-06-30
EXCEL RESOURCES INC
filed 1996-08-28
CIK 846770

[FORM 10-QSB]

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

(Mark One)
[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE SECURITIES
EXCHANGE ACT OF 1934.

For the quarterly period ended     June 30, 1996

or

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934.

For the transition period from          to
                               --------    --------

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

                            X  Yes      No
                           ---      ---

                         EXCEL RESOURCES, INC.
                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of August, 1996.

                                      EXCEL RESOURCES, INC.

                                       BY:  /s/ Francis H. Brinkman
                                            ---------------------------------
                                            Francis H. Brinkman, Chairman of
                                            the Board and Chief Executive
                                            Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities with the Registrant indicated on the 27th day of August, 1996.

SIGNATURE:                        TITLE:

/s/ Francis H.  Brinkman
- ------------------------
FRANCIS H. BRINKMAN               Chairman of the Board, Chief Executive
                                  Officer and Director (Principal Executive
                                  Officer)

/s/ Roger D. Case
- -----------------
ROGER D. CASE                     President, Chief Operating Officer,
                                  Assistant Secretary and Director
                                  (Principal Operating Officer)