Form 10-Q
period 1996-09-30
EXCEL RESOURCES INC
filed 1996-11-18
CIK 846770

[FORM 10-Q]

                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended     September 30, 1996
                                      or
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

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



11,259,552 shares of Common Stock outstanding as of September 30, 1996

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the proceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          X  Yes     No





















                                   Part I
                           FINANCIAL INFORMATION

                      Item 1 - Financial Statements

                            EXCEL RESOURCES, INC.
                         Consoldiated Balance Sheet
                                  ASSETS

                                           September 30      December 31
                                               1996              1995
                                           (Unaudited)        (Audited)
 CURRENT
 Cash and cash equivalents                  $       0         $   3,889
 Trade accounts receivable, net of
 allowance of $0 in 1996 and $0 in 1995       345,447           262,081

 Other                                              0                 0

 Total current assets                         345,447           265,970

 EQUIPMENT
 Transmission equipment                       163,675           163,675
 Office furniture and equipment               105,507           141,507
 Transportation equipment                           0                 0
 Leasehold improvements                         6,452             6,452
                                              275,634           311,634
 Accumulated depreciation                    (153,676)         (164,676)

 Total equipment                              121,958           146,958

NET OIL AND GAS PROPERTIES,
 Full cost method                           3,402,718         4,383,207

 OTHER
 Long-term accounts receivable                 33,900           491,287
 Miscellaneous                                 15,621            15,621

 Total other assets                            49,521           506,908

 TOTAL ASSETS                             $ 3,919,644       $ 5,303,043

                     LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
 Trade accounts payable                   $ 8,202,852       $ 7,870,027
 Accounts payable - related                    45,000            49,960
 Long-term debt - current portion           2,159,248         4,057,361
 Accrued expenses                             582,632           455,430

 Total current liabilities                 10,989,732        12,432,778

 LONG-TERM LIABILITIES
 Notes and production payables                      0                 0
 Deferred revenue                              96,610           146,849

 Total long-term liabilities                   96,610           146,849

 Total liabilities                         11,086,342        12,579,627

 STOCKHOLDERS' EQUITY
 Preferred stock, $.001 par value,
 5,000,000 shares authorized, none issued
 or outstanding Common stock, $.001 par
 value, 100,000,000 shares authorized,
 11,259,552 and 12,023,956 shares issued
 and outstanding                               11,259            12,024
 Additional paid-in capital                 5,606,210         5,466,210
 Retained earnings (deficit)              (12,455,866)      (12,251,241)
                                           (6,838,397)       (6,773,007)

 Note receivable from stockholder            (328,301)         (503,577)

 Total stockholders' equity                (7,166,698)       (7,276,584)

 TOTAL LIABILITIES AND STOCKHOLDERS'
   EQUITY                                 $ 3,919,644       $ 5,303,043

See accompanying notes to financial statements.

                           EXCEL RESOURCES, INC.
                   Consolidated Statements of Operations
                              For the Nine Months    For the Three Months
                               ended September 30     ended September 30

                                 1996       1995        1996       1995
 SALES                       $4,466,241  $2,434,909 $1,292,910 $598,372
 Cost of sales                2,871,965   1,922,135    949,512  608,548

 GROSS PROFIT (LOSS)          1,594,276     512,774    343,398  (10,176)

 GENERAL AND
 ADMINISTRATIVE EXPENSES      1,066,811   2,804,125    515,383  888,079

 INCOME (LOSS)
 FROM OPERATIONS                527,465  (2,291,351)  (171,985)(898,255)

 OTHER INCOME (EXPENSE)
 Interest income (expense)     (722,090)   (325,815)  (181,701) 473,327
 Factoring fee                        0           0          0        0
 (Loss) gain on sale of
    marketable securities             0           0          0        0
 (Loss) gain on sale of
   equipment                    (10,000)     40,877          0      877
 Miscellaneous 0 0 0 0

 Total other income (expense)  (732,090)   (284,938)  (181,701) 474,204

 INCOME (LOSS) BEFORE INCOME
   TAXES                       (204,625) (2,576,289)  (353,686)(424,051)
 Income Tax (Expense) Benefit         0      60,731          0   60,731

 NET GAIN (LOSS)             $ (204,625) (2,515,558)  (353,686)(363,320)

EARNINGS PER SHARE

 NET INCOME (LOSS)              $ (0.02)    $ (0.24)   $ (0.03) $ (0.03)

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING    11,522,201 10,586,800 11,209,552 10,586,800

See accompanying notes to financial statements.

                           EXCEL RESOURCES, INC.
                  Consolidated Statements of Cash Flows
                              (Unaudited)

          Increase (Decrease) in Cash and Cash Equivalents

                                For the Nine Months   For the Nine Months
                                ended September 30     ended September 30
                                      1996                    1995
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net Income (loss)                 $ (204,625)            $ (2,515,558)

Adjustments to reconcile net
  income to net cash provided
  (used in) operating activities:

Depreciation, depletion and
  amortization                        985,489                1,315,405
 Deferred revenue                    (50,239)                 194,788
 Net loss (gain) on sale of equipment 10,000                  (40,877)
 Changes in assets and liabilities:
 Decrease (Increase) in Trade
   accounts receivable               (83,366)               2,257,612
 Decrease (Increase) in Federal
   income tax receivable                   0                  (60,731)
 Decrease (Increase) in Other
   current assets                          0                   (8,714)
 Decrease (Increase) in Long-term
   receivables                       457,387                  (79,886)
 Miscellaneous                             0                 (284,775)
 Increase (Decrease) in Trade
   accounts payable and current
   portion of long-term debt      (1,565,288)              (3,203,900)
 Increase (Decrease) in Accrued
   expenses                          127,202                  (36,513)

 NET CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES             $ (323,440)            $ (2,463,149)


 CASH FLOWS FROM
 INVESTING ACTIVITIES:
 Capital expenditures             $        0             $          0
 Proceeds from sale of equipment      10,000                  373,005
 Proceeds from sale of securities          0                        0
 Note receivable from stockholder    175,276                        0
 Note payable to stockholder          (4,960)                       0

 NET CASH PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                180,316                  373,005

 CASH FLOWS FROM
 FINANCING ACTIVITIES:
 Sale (recission) of common stock       (765)                       0
 Repayment of long-term debt               0               (1,020,276)
 Proceeds from equity investors      140,000                3,112,392

 NET CASH PROVIDED BY (USED IN)
 FINANCING ACTIVITIES                139,235                2,092,116

 Net increase (decrease) in cash
 and cash equivalents                 (3,889)                   1,972

 Cash and cash equivalents at
 beginning of period                   3,889                   16,499

 Cash and cash equivalents at
 end of period                    $        0              $    18,471

See accompanying notes to financial statements.

                            EXCEL RESOURCES,  INC

NOTE 1--Basis of Presentation, Organization and Summary of Significant Accounting Policies

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

Basis of Consolidation

     The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiary, Excel Resources, Inc., a Texas Corporation ("Excel Texas"), Excel Texas' wholly-owned subsidiaries Excel Gas Gathering, Inc., Excel Consulting and Management Company, Inc., Excel Pipeline, Inc. and Excel Ventures, Inc., and Excel Gas Marketing, Inc., an affiliate of the Company through common ownership. All significant intercompany transactions have been eliminated.

Equipment and Depreciation

     Equipment is stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method for financial reporting purposes and accelerated methods for income tax purposes. The estimated useful lives of equipment for purposes of computing depreciation are:

     Class                                       Life
     Transmission equipment                      22 years
     Office furniture and equipment              10-12 years
     Transportation equipment                    7 years
     Leasehold improvements                      3-5 years

Oil and Gas Properties

     The Company follows the full cost method of accounting, as defined by the Securities and Exchange Commission, whereby all costs incurred in connection with the acquisition, exploration and development of oil and gas properties, whether productive or nonproductive, are capitalized. Capitalized costs related to proved properties and estimated future costs to be incurred in the development of proved reserves are amortized using the unit-of-production method. The average depletion rate based on equivalent Mcf of natural gas for the nine months ended September 30, 1996, and 1995 was $.56 and $.83, respectively.

     Capitalized costs are annually subjected to a test of recoverability by comparison to the present value of future net revenues from proved reserves. Any capitalized costs in excess of the present value of future net revenue from proved reserves, adjusted for the cost of certain unproved properties, are expensed in the year in which such an excess occurs. There has been no such test nor any related adjustment for the nine months ended September 30, 1996.

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

Deferred Revenue

     The Company has long-term throughput contracts with certain customers on its offshore oil and gas wells (see Note 3). The contracts contain "take or pay" provisions whereby the Company is entitled to a minimum throughput. The Company recognizes income only on its entitlement sales. Payment for surpluses over entitlements are credited to deferred revenues to offset future deficiencies. If the Company's take of production is less than the entitlement, the Company recognizes revenue on its full entitlement and charges long-term receivables. At September 30, 1996, and December 31, 1995, the Company had a long-term gas balancing receivable of $33,900 and $491,287 and an offsetting long-term gas balancing payable of $96,610 and $146,849, respectively.


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


NOTE 2--Purchase of Oil and Gas Leases

     Effective January 1, 1994, the Company acquired working interests in certain oil and gas properties from three unrelated entities for a total purchase price of $7,692,027 net of gas imbalance positions. The payment of the purchase price was made in April 1994, from funds provided by one of the Company's major suppliers.

The borrowed funds were repayable within six months beginning June 1994 from future production payments from the properties and or dedicated natural gas trades. Management is currently involved in negotiations for refinancing this short-term debt; however, it cannot be assumed that such negotiations will be successfully concluded.


NOTE 3 - Oil and Gas Exploration, Development and Producing Activities
(Unaudited)

Results of Operations

     The results of oil and gas producing activities during the nine months ended September 30, 1996, are as follows:

                                                 Amount

      Production revenues                       $4,140,554
      Production costs                           1,508,257
      Depreciation, depletion and amortization     980,489

     Operating income - producing activities    $1,651,808


Cost Incurred

     For the nine months ended September 30, 1996, the costs incurred in oil and gas producing activities totaled $1,508,257, all of which amount was charged to expense.

Capitalized Costs

     Capitalized costs relating to oil and gas exploration, development and producing activities were as follows:

                                           September 30, 1996

     Costs subject to amortization -
          all proved properties                $ 9,333,663
     Less accumulated depreciation, depletion,
     and amortization:                          (5,930,945)

                                               $ 3,402,718

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

                                        Nine Months Ended
                                        September 30, 1996

                                         (Bbl)     (Mmcf)
     Proved reserves:
       Beginning of the period          5,797    7,829,000

     Production                        (2,784)  (1,724,003)
     Proved reserves:
       End of the period                3,013    6,104,997


Standardized Measure of Discounted Future Net Cash Flows


     The following schedule presents the standardized measure of estimated discounted future net cash flows from the Company's proved reserves as of September 30, 1996. Estimated future cash flows were based on independent reserve data.

     Because the standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at September 30, 1996, it should be emphasized that such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of the Company's recoverable reserves or in estimating future results of operations.


     Standardized measures of discounted future net cash flows:

                                         September 30,1996

     Future production revenues          $   12,684,843

     Future capital costs                $   (1,010,602)
     Future production costs             $   (4,975,085)

     Total future costs                  $   (5,985,687)

     Future cash flows before income
        taxes                            $    6,699,156
     Future income tax / (benefit)       $   (1,172,352)

     Future net cash flows               $    7,871,508

     Effect of discounting
       future annual net cash
       flows at 10%                      $   (1,102,011)

     Standardized measure of
       discounted future net
       cash flows                        $    6,769,497











NOTE 4--Notes Payable

     Notes payable consisted of the following:
                                   September 30, 1996  December 31, 1995

     Purchase note payable in default
      payable on demand currently being
      repaid from production from oil
      and gas properties.
     Interest is imputed at 20% and
      is subject to renegotiation
      (See Note 2)                    $ 1,746,730      $ 3,990,867

     Note payable to a company at an
      effective interest rate of
      approximately 6%.               $       -0-      $    66,494

     Note payable to a company at an
      effective interest rate of
      approximately 10%.              $   131,092      $       -0-

     Note payable to a company at an
      effective interest rate of
      approximately 12%.              $   281,426      $       -0-

                                      $ 2,159,248      $ 4,057,361

     Less current maturities          $(2,159,248)     $(4,057,361)

                                      $         -      $         -

NOTE 5--Income Taxes

     At September 30, 1996, the Company had net operating loss carryforwards of approximately $12,000,000 that may be offset against future taxable income through 2010. No tax benefit has been reported in the 1996 financial statements, because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

 NOTE 6--Commitments

     The Company leases office space and certain equipment under operating lease agreements. At September 30, 1996, the estimated future minimum rental payments required under the leases were:

     Year ending December 31, Amount
     1996                         73,000
     1997                         79,000
     1998                         78,000
     Thereafter                   82,000
     Total                      $369,000

     Rental expense for the nine months ended September 30, 1996, and 1995, totaled approximately $108,000 and $109,000, respectively.


NOTE 7--Employee Benefit Plan

     The Company has a 401(k) deferred compensation plan. Under this plan, employees meeting eligibility requirements, (as defined in the plan), contribute a percentage of their before-tax compensation to the plan with the Company matching the first two percent of the employee contribution. Additional Company contributions may be made at the discretion of the Board of Directors. The Company made no contributions for either the nine months ended September 30, 1996, or the nine months ended September 30, 1995.

NOTE 8--Related Party Transactions

     At September 30, 1996, there was a related accounts payable to a shareholder. The account is for expenses paid in the Company's behalf. The amount payable at September 30, 1996, equaled $45,000.

     The Company also has a note receivable from its primary stockholder for various expenditures paid by the Company on behalf of the stockholder. The advances bear interest at 6% and are payable upon demand by the Company. The following is a summary of the notes receivable:

                                    September 30,1996   December 31,1995

     Notes receivable balance          $      328,301  $    503,577
     Advances during year              $            0  $          0
     Repayments during the year        $      175,276  $     37,699

The notes receivable from stockholder are reflected as a reduction in stockholder's equity (capital deficit).


NOTE 9 - Supplemental Disclosure of Cash Flow Information

                                              1996          1995

     Interest paid                      $  398,102     $  677,776

Item 2.   Management's Discussion and Analysis of the Financial Condition
            and Results of Operations.

Period from July 1, 1996 through September 30, 1996

     Total sales for the quarter ended September 30, 1996, were $1,292,910, representing a $694,538 or 116% increase over the third quarter 1995 total sales of $598,372. The increase was attributable primarily to increased
Company-owned natural gas and oil production sales.    Natural gas prices
remained strong throughout the third quarter of 1996. Sales prices for Company-owned natural gas production in the Gulf Coast area during the quarter ranged between $1.76/MMBtu and $2.61/MMBtu. This strengthening of natural gas prices over the last quarter of 1995 and the first nine months of 1996 has had a favorable impact on the Company's production revenues. Industry price forecasts indicate continued strength in gas prices throughout the remainder of 1996 and into mid-1997.

     Gross profit for the third quarter of 1996 was $343,398, a $353,574 increase over the gross loss of $10,176 for the third quarter of 1995. This increase resulted from an increase in sales of Company-owned gas and oil production as indicated above. Total depletion applicable to the Company's producing properties was approximately $268,462 which amount is included in the cost of sales.

     The net loss of $353,686 for the quarter ended September 30, 1996, an improvement over the net loss of $363,320 for the quarter ended September 30, 1995, which third quarter 1995 loss included the positive impact of the recalculation of the amounts due under a production payable with a major customer. Such positive impact was recorded as a credit to interest expense in such period. The third quarter 1996 improvement reflects declining general and administrative costs, declining interest expense, and improved sales
volume and margin from Company-owned production.    Management anticipates the
trend in these areas will continue to have a positive impact on the Company's overall financial condition.

Period from April 1, 1996 through June 30, 1996

     Total sales for the quarter ended June 30, 1996, were $1,493,631 representing a $662,843 or 79.8% increase over the second quarter 1995 total
sales of $830,788.   The increase was attributable primarily to increased
Company-owned natural gas and oil production sales.    Natural gas prices
remained strong throughout the second quarter of 1996. Sales prices for Company-owned natural gas production in the Gulf Coast area during the quarter ranged between $2.20/MMBtu and $2.50/MMBtu. This strengthening of natural gas prices over the last quarter of 1995 and the first six months of 1996 has had a favorable impact on the Company's production revenues.


     Gross profit for the second quarter of 1996 was $805,780, a $628,784 or 355.3% increase over the gross profit of $176,996 for the second quarter of 1995. This increase resulted from an increase in sales of Company-owned gas and oil production as indicated above. Total depletion applicable to the Company's producing properties was approximately $358,233 which amount is included in the cost of sales.

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

     The principal sources of cash for the third quarter of 1996 were funds provided from current and past operations of the Company. Cash outflows included funds used in operations and the repayment of debt.

     The net cash used in operating activities through the end of the third quarter of 1996 was $323,440, compared to $2,463,149 used in operations during the first nine months of 1995. The negative cash flow in the third quarter of 1996 was primarily due to payments that were made to reduce debt. The negative cash flow in the third quarter of 1995 was primarily due to payments made to gas producers from prior period gas marketing activities.

     The net cash flow provided by investing activities through the end of the third quarter of 1996 was $180,316, compared with $373,005 provided by investing activities for the first nine months of 1995. The 1996 cash flow was attributable to the sale of equipment and the partial repayment of a note receivable from a stockholder, and the 1995 cash flow was attributable to the sale of a pipeline system.

     Net cash flow from financing activities through the end of the third quarter of 1996 was $139,235, which amount is attributable primarily to additional equity investment in the Company. Net cash flow from financing activities through the end of the third quarter of 1995 was $2,092,116, reflecting equity investments of approximately $3,100,000 less approximately $1,000,000 in debt repayment. This repayment of debt was primarily to a major customer which advanced funds to the Company in the first quarter of 1994 for the purchase of offshore oil and gas producing properties.

     As of September 30, 1996, the Company's current liabilities of $10,989,732 exceeded its current assets of $345,447 by $10,644,285. However, management is confident that the overall improvement in the Company's operating results will enhance its ability to attract and secure additional equity funding and/or long-term debt financing; thereby enabling the Company to both better address the serious liquidity pressures it has endured and continue its operations.

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

     The Company currently has 5,000,000 authorized but unissued shares of preferred stock and 88,740,448 shares of authorized but unissued common stock. The Company issued 266,000 new shares of common stock during the second quarter of 1996. Also during the second quarter, the Company rescinded 1,334,000 shares of common stock that had been issued in 1995 in connection with a proposed energy project the Company subsequently elected not to further pursue. The Company issued 103,596 new shares of common stock during the third quarter of 1996 to secure professional services pertaining to legal and financial needs of the Company.
The Company will continue to pursue opportunities to acquire properties in exchange for its stock.


PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

     The Company and Excel Gas Marketing, Inc., an affiliate of the Company, are either individually or jointly involved in a number of claims, as well as litigation, for breach of contract primarily arising from the nonpayment for natural gas purchased. Liquidity problems encountered by both the Company and Excel Gas Marketing, Inc. during 1994 were the primary factors giving rise to such claims. Management believes that the outcome of such litigation will not have a material adverse effect upon the Company, since all claims, excluding legal fees (which the Company believes will be immaterial in amount), are properly reflected in the financial statements. The Company is continuing its efforts to secure funding sufficient to pay all amounts for which it is liable. The following is a listing of those legal actions:

- July 6, 1994, Scana Hydrocarbons, Inc. filed suit against Excel Gas Marketing, Inc. ( Excel Gas Marketing") for breach of contract for nonpayment of $252,818.00 plus interest and legal costs. The suit also claimed fraud on the part of Excel Gas Marketing for failure to place gas sales contract proceeds into an escrow account. Excel Gas Marketing and the Company have finalized a settlement of this suit, which settlement provides for amounts remaining due to Scana to be paid in monthly installments over a one-year period beginning March 15, 1996. Neither the March payment nor any subsequent payment due thereafter has been made.

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

- September 1, 1995, Marathon Oil Company filed suit against the Company and Excel Gas Marketing in the District Court of Harris County, Texas, for breach of contract due to nonpayment of gas purchases of $124,486.31 plus interest, attorneys fees and court costs. This matter was settled on March 14, 1996, between the respective parties. Under the terms of the Settlement Agreement Marathon agreed not to execute on the agreed judgment until June 18, 1996.
The Company and Marathon are near finalizing arrangements whereby the balance due Marathon would be repaid in monthly installments by the Company.
- October 26, 1995, American Prudential Capital d/b/a Texas Partners Fund (American) filed suit against the Company in the District Court of Harris County, Texas, seeking, inter alia, a declaratory judgment that its rights in certain accounts receivable purchased from the Company, the aggregate amount of which the Company subsequently paid to American, were and are superior to the rights of Mobil Natural Gas, Inc. (MNGI), if any, in such accounts. MNGI is an additional named defendant in such action and is the party against whom the suit was originally filed. American s suit also seeks to recover from the Company (i) an unspecified amount of damages on the basis of breach of contract and fraud and (ii) attorneys fees. Although the Company believes it has met all its obligations in connection with the subject matter of this action, we cannot predict the outcome of the suit.

- November 22, 1995, Entex Gas Marketing Company filed suit against Excel Gas Marketing in the District Court of Harris County, Texas, for breach of contract due to nonpayment of gas purchases of $231,216.20 plus interest, attorneys fees and court costs. Excel Gas Marketing and Entex are negotiating a settlement of this matter.

- December 28, 1995, Bounty Group, Inc. filed suit against the Company in the District Court of Harris County, Texas, for breach of contract due to failure to make certain payments as they became due under the provisions of a promissory note originally executed for an amount equal to one hundred eighty thousand dollars ($180,000.00). Bounty was seeking to recover the unpaid principal and interest, the aggregate of which bounty claims to be $66,493.59 as of December 31, 1995, together with subsequent interest applicable to such amounts, court costs and attorneys' fees. This matter was settled on September 23, 1996, between the respective parties. Under the terms of the Settlement Agreement, the Company issued a promissory note to Bounty and Bounty agreed to abate the suit against the Company.

- May 8, 1996, Williams Energy Services Company, formerly Williams Gas Marketing Company, filed suit against the Company in the District Court of Tulsa County, Oklahoma, for breach of contract due to nonpayment of gas purchases of $10,635.20 plus attorneys fees and court costs. This matter was settled on June 28, 1996, between the respective parties.

- June 24, 1996, CNG Producing Company, filed suit against Bounty Group, Inc. and the Company in the Civil District Court for Orleans Parish, Louisiana, for the recoupment of the cash value of a production imbalance attributable to the overproduction by Bounty and its predecessors-in-interest that allegedly became due and payable to CNG by the overproduced working interest owner upon the cessation of production from a gas producing that ceased gas production within a very short period after the effective date of the property purchase by the Company from Bounty. CNG is seeking payment of the value of the gas imbalance, which amount is claimed to be $84,324.01, interest on such amount, court costs and attorney's fees. This matter was settled on September 23, 1996, between the respective parties. Under the terms of the Settlement Agreement, a promissory note was issued to CNG by the Company and Bounty, and CNG agreed to stay the prosecution of the suit against the Company.


Item 2.   Changes in Securities

          None

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of the security holders, through solicitation of proxies or otherwise, during the third quarter of the 1996 fiscal year.

Item 5.   Other Information

     Donald R. Dwight terminated his membership on the Company Board of Directors during April, 1996. David J. Brenza resigned his position of Executive Vice President, Chief Financial Officer and Corporate Secretary during April, 1996.

     Randy P. Matye was appointed to the Company Board of Directors in September, 1996.

Item 6.   Exhibits

     Ex-27     Financial Data Schedule

     SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 14th day of November, 1996.

                                   EXCEL RESOURCES, INC.



                                   BY: /s/Francis H. Brinkman
                                          Chairman of the Board and Chief
                                          Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities with the Registrant indicated on the 14th day of November, 1996.


SIGNATURE:                              TITLE:



/s/Francis H. Brinkman                  Chairman of the Board, Chief
                                        Executive Officer and Director
                                        (Principal Executive Officer)


/s/Roger D. Case                         President, Chief Operating Officer,
                                        Assistant Secretary and Director
                                        (Principal Operating Officer)