Form 10KSB
period 1996-12-31
EXCEL RESOURCES INC
filed 1997-05-14
CIK 846770

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                              FORM 10-KSB


(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1996.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______________ to ________________

                       Commission File No. 33-26936-D

                           EXCEL RESOURCES, INC.
          (Exact name of registrant as specified in its charter)

               Nevada                          87-0460769
       (State or other jurisdiction of    (I.R.S. Employer Identification No.)
        incorporation or organization)

                        1111 Bagby, Suite 2400
                          Houston, Texas                         77002
               (Address of principal executive offices)        (Zip Code)

     Registrant's telephone number, including area code:  (713) 659-5556

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Shares outstanding of the Registrant's common stock as of December 31, 1996: 11,309,552

     PART I

Item 1.   Description of Business

          Certain Definitions

     As used in this Form 10-KSB, the terms set forth below have the following meanings:

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

          General

     Excel Resources, Inc., formerly named Dover Capital Corp. (together with its direct and indirect subsidiaries, the "Registrant" or the "Company"), was incorporated under the laws of the State of Nevada on December 1, 1988. The Company was initially organized to identify, investigate and acquire suitable assets, properties or other business opportunities that management believed to have good business potential. Upon formation, the Company issued 2,875,000 shares of common stock, $.001 par value per share (the "Common Stock"), constituting all of its then issued shares of Common Stock, to Frisco, Inc. ("Frisco"). On or about December 31, 1991, Frisco distributed all of the Company's outstanding Common Stock to the shareholders of Frisco at no cost. Effective July 12, 1993, in exchange for 5,100,000 shares of Common Stock, the Company acquired all of the outstanding shares of common stock of Excel Resources, Inc., a privately-held Texas corporation ("Excel Texas"). On or about this time, the Company changed its corporate name to Excel Resources, Inc.

     Excel Texas engages primarily in the production of natural gas in the Gulf Coast region of the United States. In addition, Excel Texas is involved in designing, installing and operating pipelines and gathering systems.

     As of December 31, 1996, the Company had seven employees, all employed in Texas. The Company considers its relationship with its current employees to be good.

          Marketing

     The natural gas marketing activities in connection with gas purchased by Excel Gas Marketing, Inc., an affiliate of the Company, from third-party producers were discontinued in June, 1996. The revenues from Excel Gas Marketing's activities through June, 1996, as well as the costs and expenses associated therewith, were inconsequential, and therefore had no significant impact on the Consolidated Financial Statements.

     Except as described above, the Company does not have any patents, trademarks, franchises or concessions, the loss of which would have a material adverse effect on the Company's finances.

          Competitive Conditions

     Competition in the oil and gas industry is intense, particularly in connection with the acquisition of producing properties and proved undeveloped acreage. Major and independent companies actively bid for desirable oil and gas properties. In many instances the major producers and the larger independent producers enjoy a competitive advantage over smaller and medium-sized companies such as the Company, because of their greater financial, technical and other resources.

     The Company has focused its reserve acquisition effort in the Gulf Coast region, and now owns natural gas and oil reserves in federal waters located offshore Texas, Louisiana, Mississippi, Alabama, and Florida. The Company continues to pursue additional reserve acquisitions, as well as the acquisition of other oil and gas assets including pipelines, processing facilities, and gathering systems consistent with the Company's long-term business strategy. To the extent the Company's acquisition and production budget is lower than that of certain of its competitors, the Company may be disadvantaged in effectively competing for such acquisitions. However, the Company believes that the continuing deregulation of the natural gas industry will enable it to compete more effectively. See "Business-Regulation." Many of the larger companies are burdened with comparatively higher overhead costs and higher return requirements than those of the Company. The Company's considerably lower overhead costs and its more modest profit expectations could enable it to be profitable with smaller margins, thereby giving it a potential competitive advantage.

          Regulation

     Domestic Regulation of Natural Gas and Crude Oil Production. Natural gas and crude oil production, marketing, transportation and gathering operations are subject to various types of regulation, including regulation in the United States by state and federal agencies.

     Domestic legislation affecting the oil and gas industry is under constant review for amendment or expansion. Also, numerous departments and agencies, both federal and state, are authorized by statute to issue, and have issued, rules and regulations which, among other things, require permits for the drilling of wells, regulate the spacing of wells, prevent the waste of natural gas and crude oil resources through proration, require drilling bonds and regulate environmental and safety matters. These regulatory burdens on the oil and gas industry increase its cost of doing business; thereby affecting overall profitability.

     Operations conducted by the Company on federal oil and gas leases such as the Company's operations on the Mafla Field and Bounty Properties must comply with numerous statutory and regulatory restrictions. Certain operations must be conducted pursuant to appropriate permits issued by various government agencies and authorities.

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

     The Outer Continental Shelf Lands Act (OCSLA) requires that all pipelines operating on or across the Outer Continental Shelf (OCS) provide "open-access" non-discriminatory service. Although the FERC has opted to not impose the regulations of Order No. 509, in which order the FERC implemented the OCSLA, on gathering facilities and other non-jurisdictional facilities, it has retained the authority to exercise jurisdiction over those facilities if necessary to permit non-discriminatory access to service on the OCS. The FERC has, however, issued a series of orders in various individual cases that delineate its new gathering policy. Among other matters, the FERC has slightly narrowed its statutory tests for establishing gathering status and has reaffirmed that, except in situations in which the gathering entity acts in concert with an interstate pipeline affiliate to frustrate the FERC's transportation policies, it does not generally have jurisdiction over natural gas gathering facilities and services and that such facilities and services located in state jurisdictions are properly regulated by state authorities. State regulation of gathering facilities generally includes various safety, environmental, and, in some circumstances, non-discriminatory take requirements, but does not generally entail rate regulation. Natural gas gathering may become the subject of closer scrutiny by regulatory authorities at both the state and federal levels as the pipeline restructuring is completed.

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

          Recent Acquisitions and Dispositions

     The Company did not make any significant or material acquisitions or dispositions in 1996.

          Additional Equity Financing

     The Company pursued debt and equity financing throughout 1996, with its efforts being concentrated on the United States and regional financial markets. These efforts yielded only modest results. A total of $150,000 was realized from these efforts through July, 1996. Additional funds equal to $236,000 were received from a Company officer through repayment of a stockholder note. See Management's Discussion and Analysis of Financial Condition for more information on the Company's equity funding efforts.

Item 2.   Description of Properties

     Excel Texas entered into a ten year office lease agreement March 8, 1990 in the Texaco Heritage Plaza building in downtown Houston, Texas. The lease was amended effective March 1, 1993, with Excel Texas relocating to a larger space. The new lease covers 8,866 square feet. The lease was amended again in March, 1997. The lease terms as amended by the 1993 Amendment and the 1997 Amendment provide for annual base rent payments of approximately $73,000 for the lease-year ended February 29, 1996, $67,000 for the lease year ended February 28, 1997, $52,000 for the lease year ended February 28, 1998, $89,000 for the lease year ended February 28, 1999, and $93,000 for the lease year ended February 29, 2000. See "Business - Recent Acquisitions and Dispositions" for additional information about the Company's properties.

Item 3.   Legal Proceedings

     The Company and Excel Gas Marketing, Inc., an affiliate of the Company, are either individually or jointly involved in a number of claims, as well as litigation, for breach of contract primarily arising from the nonpayment for natural gas purchased. Liquidity problems encountered by both the Company and Excel Gas Marketing, Inc. during 1994 were the primary factors giving rise to such claims. Management believes that the outcome of such litigation will not have a material adverse effect upon the Company, since all claims are properly reflected in the consolidated financial statements. The Company is continuing its efforts to secure funding sufficient to pay the amounts for which it is liable. The following is a listing of those legal actions:

- July 6, 1994, Scana Hydrocarbons, Inc. filed suit against Excel Gas Marketing, Inc. ("Excel Gas Marketing") in the Judicial District Court of Harris County, Texas, for breach of contract for nonpayment of $252,818.00 plus interest and legal costs. The suit also claimed fraud on the part of Excel Gas Marketing for failure to place gas sales contract proceeds into an escrow account. Excel Gas Marketing and the Company have finalized a settlement of this suit, which settlement provides for amounts remaining due to Scana to be paid in monthly installments over a one-year period beginning March 15, 1996. Neither the March payment nor any subsequent payment due thereafter has been made.

- July 19, 1994, Entex, a division of NorAm Energy Corporation filed a Petition of Interpleader in the Judicial District Court of Harris County, Texas, against the Company and Excel Gas Marketing. The action caused a total of $1,969,349.49 of accounts receivable due to the Company to be placed with the clerk of the court for distribution to the appropriate parties. The Interpleader was filed by Entex to make payments to other parties of the funds owed to the Company and Excel Gas Marketing. These claims were made due to the Company's and Excel Gas Marketing's failure to pay outstanding natural gas purchases. The mediation for the Petition of Interpleader was held on July 27, 1995, with all parties to the action agreeing to the distribution of the above mentioned funds. Two major creditors received a total of $1,700,000. The balance of the funds were distributed on a pro-rata basis among the remaining creditor parties to the action. In addition, in connection with the mediation process, Cypress Operating Company obtained an agreed judgment against Excel Gas Marketing, Inc. for $117,648.56 plus interest and attorneys' fees. Mobil Natural Gas, Inc. was granted an agreed judgment against Excel Gas Marketing and Excel-Texas in the amount of $2,911,754.00 plus post judgment interest. The amounts due in connection with the judgments have not been fully paid, but Excel-Texas and Excel Gas Marketing are working with the respective parties to satisfy same.

- August 8, 1994, Gas Marketing & Transportation Co. filed suit against Excel Gas Marketing for breach of contract due to nonpayment of gas purchases of $290,386 plus interest and legal costs. The suit was filed in the Judicial District Court of Nueces County, Texas. This matter was settled on November 28, 1994, between the respective parties. Under the provisions of the Mutual Release and Settlement Agreement, Excel Gas Marketing was to pay Gas Marketing & Transportation Co., Inc. $246,353.97 by December 28, 1994. Such required amount was not paid by the specified date and has not been paid as of the date hereof; however, payments have been made to reduce such amount.


- August 11, 1994, Oxy U.S.A. filed suit against the Company in the Judicial District Court of Harris County, Texas, for breach of contract. Oxy U.S.A. sought to collect from Excel-Texas $171,139.36 plus interest at 18% per annum. They also sought recovery of attorneys' fees and court costs. This matter was settled on April 18, 1995, between the respective parties. Under the provisions of the Mutual Release and Settlement Agreement, Excel-Texas was to pay to Oxy U.S.A. $171,139.36 by May 27, 1995. Such required amount was not paid by the specified date and has not been paid as of the date hereof; however, payments have been made to reduce such amount.

- August 16, 1994, J. M. Huber Corporation filed suit against Excel Gas Marketing in the Judicial District Court of Harris County, Texas, for breach of contract, seeking $346,499.12 plus interest, attorneys' fees and court costs. This matter was settled on October 31, 1994, between the respective parties. Under the provisions of the Mutual Release and Settlement Agreement, Excel Gas Marketing was to pay J. M. Huber Corporation $320,605.44 by December 15, 1994. Such required amount was not fully paid by the specified date and has not been paid as of the date hereof; however, payments have been made to reduce such amount.

- September 2, 1994, Sonat Marketing Co. filed suit against the Company and Excel Gas Marketing in the Judicial District Court of Harris County, Texas, for breach of contract. Sonat sought $1,280,937.62 plus interest, attorneys' fees and court costs. This matter was settled on January 25, 1995, between the respective parties. Under the provisions of the Mutual Release and Settlement Agreement, Excel Gas Marketing was to pay to Sonat Marketing Co. $1,247,034.72 on July 20, 1995. Such required amount was not paid by the specified date and has not been paid as of the date hereof; however, payments have been made to reduce such amount.

- September 11, 1994, Chevron USA, Inc. filed suit against the Company for breach of contract due to nonpayment of purchases of $365,855.46 plus interest and legal costs. The suit was filed in the Judicial District Court of Harris County, Texas. This matter was settled on February 19, 1996, between the respective parties. Under the provisions of the Mutual Release and Settlement Agreement, Excel-Texas was to pay to Chevron USA, Inc. $365,855.46 on or before March 26, 1996. Such required amount was not paid by the specified date and has not been paid as of the date hereof.

- September 16, 1994, Global Petroleum Corporation filed suit against the Company and Excel Gas Marketing in the Judicial District Court of Harris County, Texas, for breach of contract, breach of guaranty and negligent misrepresentation. Global Petroleum Corporation sought damages of $358,838.58 plus interest and attorneys' fees. This matter was settled between the respective parties. Under the provisions of the Mutual Release and Settlement Agreement, Excel-Texas was to pay to Global Petroleum Corporation $338,875.00 by December 19, 1994. Such required amount was not paid by the specified date and has not been paid as of the date hereof; however, payments have been made to reduce such amount.

- October 6, 1994, Anson Gas Marketing filed suit against Excel Gas Marketing in the Judicial District Court of Caddo County, State of Oklahoma, for breach of contract. This matter was settled on January 24, 1995, between the respective parties. Under the provisions of the Mutual Release and Settlement Agreement, Excel Gas Marketing was to pay Anson Gas Marketing $86,265 by February 24, 1995. Such required amount was not paid by the specified date and has not been paid as of the date hereof; however, payments have been made to reduce such amount.

- November 23, 1994, Phillips Petroleum Company filed suit against Excel Gas Marketing for breach of contract due to nonpayment of gas purchases of $534,921.01 plus interest and legal costs. The suit was filed in the Judicial District Court of Harris County, Texas. This matter was settled on February 21, 1995, between the respective parties. Under the provisions of the Mutual Release and Settlement Agreement, Excel Gas Marketing was to pay to Phillips Petroleum Company $554,251.81 by April 21, 1995. Such required amount was not paid by the specified date and has not been paid as of the date hereof; however, payments have been made to reduce such amount. On March 23, 1996, a Turnover After Judgment hearing for Excel Gas Marketing, Inc. was held in the Judicial District Court of Harris County, Texas for the application made by Phillips Petroleum Company. The result of this hearing was an order for the appointment of a Receiver effective with the execution of the Order. The Order was executed with the appointment of the Receiver and the posting of the Bond of the Receiver on May 13, 1996.

- December 2, 1994, Enserch Gas Company, et al. filed suit against Excel Gas Marketing for breach of contract due to nonpayment of gas purchases of $97,194.28 plus interest and legal costs. The suit was filed in the Judicial District Court of Dallas County, Texas. This matter was settled on July 18, 1995, between the respective parties. Under the provisions of the Mutual Release and Settlement Agreement, Excel Gas Marketing was to pay to Enserch Gas Company $97,194.28 by July 25, 1995. Such required amount was not paid by the specified date and has not been paid as of the date hereof; however, payments have been made to reduce such amount.

- December 29, 1994, Hadson Gas Systems, Inc. filed suit against Excel Gas Marketing for breach of contract due to nonpayment of gas purchases of $161,838.74 plus interest and legal costs. The suit was filed in the Judicial District Court of Harris County, Texas. This matter was settled on February 16, 1995, between the respective parties. Under the provisions of the Mutual Release and Settlement Agreement, Excel Gas Marketing was to pay to Hadson Gas Systems, Inc. $161,838.74 by April 17, 1995. Such required amount was not paid by the specified date and has not been paid as of the date hereof; however, payments have been made to reduce such amount.

- January 4, 1995, Gulf Coast Marketing Co. filed suit against Excel Gas Marketing for breach of contract due to nonpayment of gas purchases of $48,486.39 plus interest and legal costs. The suit was filed in the Judicial District Court of Harris County, Texas. This matter was settled between the respective parties. Under the provisions of the Mutual Release and Settlement Agreement, Excel Gas Marketing was to pay to Gulf Coast Marketing Co. $48,486.39 by February 28, 1995. Such required amount was not paid by the specified date and has not been paid as of the date hereof; however, payments have been made to reduce such amount.

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

- March 10, 1995, American Exploration Gas System Corporation filed a suit against Excel Gas Marketing for breach of contract due to nonpayment of gas purchases of $122,890.89 plus interest and legal costs. The suit was filed in the Judicial District Court of Harris County, Texas. This matter was settled between the respective parties. Under the provisions of the Mutual Release and Settlement Agreement, Excel Gas Marketing was to pay to American Exploration Gas System Corporation $122,890.89 by May 9, 1995. Such required amount was not paid by the specified date and has not been paid as of the date hereof; however, payments have been be made to reduce such amount.

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

- September 1, 1995, Marathon Oil Company filed suit against the Company and Excel Gas Marketing in the Judicial District Court of Harris County, Texas, for breach of contract due to nonpayment of gas purchases of $124,486.31 plus interest, attorneys' fees and court costs. This matter was settled on March 14, 1996, between the respective parties. Under the terms of the Settlement Agreement Marathon agreed not to execute on the agreed judgment until June 18, 1996. The Company and Marathon are negotiating arrangements whereby the balance due Marathon would be repaid in monthly installments by the Company.

- October 26, 1995, American Prudential Capital d/b/a Texas Partners Fund (American) filed suit against the Company in the Judicial District Court of Harris County, Texas, seeking, inter alia, a declaratory judgment that its rights in certain accounts receivable purchased from the Company, the aggregate amount of which the Company subsequently paid to American, were and are superior to the rights of Mobil Natural Gas, Inc. (MNGI), if any, in such accounts. MNGI is an additional named defendant in such action and is the party against whom the suit was originally filed. American's suit also seeks to recover from the Company (i) an unspecified amount of damages on the basis of breach of contract and fraud and (ii) attorneys' fees. Although the Company believes it has met all its obligations in connection with the subject matter of this action, we cannot predict the outcome of the suit.

- November 22, 1995, Entex Gas Marketing Company filed suit against Excel Gas Marketing in the Judicial District Court of Harris County, Texas, for breach of contract due to nonpayment of gas purchases of $231,216.20 plus interest, attorneys' fees and court costs. This matter was settled between the respective parties on November 26, 1996. The terms of the Mutual Release and Settlement provide for Excel Gas Marketing to pay the settlement sum of $218,330.71 (plus interest at an annual rate of 10%) to Extex in accordance with an agreed schedule ending June 15, 1998.

- December 28, 1995, Bounty Group, Inc. filed suit against the Company in the Judicial District Court of Harris County, Texas, for breach of contract due to failure to make certain payments as they became due under the provisions of a promissory note originally executed for an amount equal to one hundred eighty thousand dollars ($180,000.00). Bounty was seeking to recover the unpaid principal and interest, the aggregate of which bounty claims to be $66,493.59 as of December 31, 1995, together with subsequent interest applicable to such amounts, court costs and attorneys' fees. This matter was settled on September 23, 1996, between the respective parties. Under the terms of the Settlement Agreement, the Company issued a promissory note to Bounty and Bounty agreed to abate the suit against the Company.

- May 8, 1996, Williams Energy Services Company, formerly Williams Gas Marketing Company, filed suit against the Company in the Judicial District Court of Tulsa County, Oklahoma, for breach of contract due to nonpayment of gas purchases of $10,635.20 plus attorneys' fees and court costs. This matter was settled on June 28, 1996, between the respective parties. The terms of the settlement included, inter alia, an Agreed Journal Entry of Judgment in favor of Williams.

- June 24, 1996, CNG Producing Company filed suit against Bounty Group, Inc. and the Company in the Civil District Court for Orleans Parish, Louisiana, for the recoupment of the cash value of a production imbalance attributable to the overproduction by Bounty and its predecessors-in-interest that allegedly became due and payable to CNG by the overproduced working interest owner upon the cessation of production from a gas well that ceased gas production within a very short period after the effective date of the property purchase by the Company from Bounty. CNG sought payment of the value of the gas imbalance, which amount is claimed to be $84,324.01, interest on such amount, court costs and attorney's fees. This matter was settled on September 23, 1996, between the respective parties. Under the terms of the Settlement Agreement, a promissory note was issued to CNG by the Company and Bounty, and CNG agreed to stay the prosecution of the suit against the Company.

- July 23, 1996, NorAm Gas Transmission Company filed suit against Excel Gas Marketing and the Company in the First Judicial District Court of Caddo Parish, Louisiana, for breach of contract for the failure of Excel Gas Marketing / Excel-Texas to fully pay certain amounts due under the terms of a promissory note executed in favor of NorAm in the amount of $252,029.66, which note arose out of the Mutual Release and Settlement Agreement entered into in connection with the settlement of the February 10, 1995, NorAm action set forth above. The instant action has been settled between the respective parties. In connection with such settlement, a Consent Judgment was entered on February 7, 1997, awarding NorAm a sum of $227,029.66 (the unpaid balance on the referenced note) plus interest and court costs.

- October 14, 1996, Koch Gateway Pipeline Company filed suit against the Company in the Civil County Court of Law #1, Harris County, Texas, for breach of contract for failure to pay certain amounts billed by Koch to Excel-Texas as gas transportation imbalance "cash-out" fees. Koch sought to recover from Excel-Texas a principal amount equal to $11,369.22 plus amounts for interest, court costs and attorney fees. A judgment in favor of Koch for the amounts prayed for was entered by the Court in this action on December 6, 1996.

- October 18, 1996, Koch Gateway Pipeline Company filed suit against Excel Gas Marketing in the Justice Court, Precinct 1, Pos.II, Harris County, Texas, for breach of contract for failure to pay certain amounts billed by Koch to Excel Gas Marketing as gas transportation imbalance "cash-out" fees. Koch sought to recover from Excel Gas Marketing a principal amount equal to $2,086.37 plus amounts for interest, court costs and attorney fees. A judgment in favor of Koch for the amounts prayed for was entered by the Court in this action on December 3, 1996.

- November 16, 1996, Liddell, Sapp, Zivley, Hill & LaBoon, L.L.C. filed suit against the Company in the Judicial District Court of Harris County, Texas, for breach of contract arising out of the failure of the Company to pay amounts due for certain legal services and expenses during the period from May, 1995 through June, 1996, which amounts claimed total approximately $339,496. This matter was settled between the respective parties, and an Agreed Judgment awarding Liddell, Sapp, Zivley, Hill & LaBoon the total amount prayed for (plus interest at an annual rate of 10%) was entered by the Court on February 3, 1997.

- March 11, 1997, Encore Energy, Inc. filed suit against "Excel Resources, Inc. [Excel-Texas] d/b/a Excel Gas Marketing, Inc., a Texas corporation, " in the Judicial District Court of Tulsa County, Oklahoma, for breach of contract arising out of the failure of Excel Gas Marketing to pay for certain gas purchased. Encore is seeking to recover $686,918.35, which amount represents the sum of the claimed principal amount due and accrued interest, plus additional interest, costs and attorney fees. Excel-Texas filed its answer in this proceeding on April 21, 1997, which answer denied responsibility in connection with Encore's claim.

     Because of the foregoing claims, the ability of Excel-Texas and Excel Gas Marketing, an affiliate of the Company, each to continue operations as a "going concern" is substantially in doubt. See the caption "Financial Statements and Financial Statement Schedules" of this Report.

     Subsequent Events

     On April 15, 1997, Randy P. Matye resigned from the Company's Board of Directors. This resignation was fully disclosed in the Form 8-K which was filed with the Securities and Exchange Commission on May 1, 1997, and which is incorporated herein by reference. See the Exhibit Index, Item 13 of this report.

     On April 25, 1997, Excel Resources, Inc., a Nevada Corporation (the "Company"), filed its voluntary petition in bankruptcy under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas. This event was fully disclosed in the Form 8-K which was filed with the Securities and Exchange Commission on May 1, 1997, and which is incorporated herein by reference. See the Exhibit Index, Item 13 of this Report.

Item 4.   Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of the security holders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                PART II

Item 5.   Market for the Registrant's Common Equity and Related Stockholder
          Matters

     There is no established public trading market for the Company's Common Stock. The number of holders of record of the Company's Common Stock as of December 31, 1996, is 498. The Company has not paid any dividends on its Common Stock. Although the Company intends to invest future earnings in its business, it may determine at some future date that payment of cash dividends on Common Stock would be desirable. The payment of any such dividends would depend, among other things, upon the earnings and the financial condition of the Company.

     The Company's common stock is quoted on the "OTC Bulletin Board" of the National Association of Securities Dealers, Inc. ("NASD"). The range of high and low bid quotations for the Company's common stock during each quarter of the calendar year ended December 31, 1995 and each quarter of the calendar year ended December 31, 1996, is shown below. Prices are inter-dealer quotations as reported by the NASD and do not necessarily reflect transactions, retail markups, markdowns or commissions.

                           STOCK QUOTATIONS*

                    BID                                     BID
                    ----                                    ----
Quarter ended:      High      Low       Quarter ended:      High      Low
 ---------------    ----      ----      ----------------    ----      ----
March 31, 1995     9-1/2      1         March 31, 1996      1-1/4      5/8

June 30, 1995      8-7/8      2         June 30, 1996        9/16     5/16

September 30, 1995 3-1/2      2-1/2     September 30, 1996   5/16      1/4

December 31, 1995  2-1/2        1/2     December 31, 1996     1/2     3/16

                                        March 31, 1997      13/32     9/32

* The future sale of presently outstanding "unregistered" and "restricted" common stock of the Company by present members of management and persons who own more than five percent of the outstanding voting securities of the Company may have an adverse effect on any market that may develop in the shares of common stock of the Company.

          Recent Sales of Unregistered Securities

   The following table provides information with respect to the sale of all "Unregistered" and "Restricted" Securities sold by the Company during the past three years which were not registered under the 1933 Act.

                              Title of      Date     Number        Aggregate
Name of Owner                Securities   Acquired   of shares   Consideration
---------------------------- ----------   --------   ---------   -------------
Bounty Group, Inc.           common stock 01/26/94    100,000    $  600,000
Leedbury International, Ltd. common stock 04/10/95    100,000      Services
Leedbury International, Ltd. common stock 04/10/95    400,000    $2,000,000
Leedbury International, Ltd. common stock 08/23/95    141,000      Services
Leedbury International, Ltd. common stock 04/10/95    279,300    $1,396,500
Cedres                       common stock 08/23/95     41,200    $  206,000
David Brenza                 common stock 09/05/95    100,000      Services
Thomas J. Lafosse            common stock 09/06/95     10,000      Services
Roger D. Case                common stock 09/22/95    500,000      Services
Robert S. Copeland           common stock 09/22/95    100,000      Services
Jeanette R. Boone            common stock 09/22/95     25,000      Services
Thomas J. Lafosse            common stock 09/22/95     15,000      Services
Jay A. Reppond               common stock 09/22/95     10,000      Services
Leedbury International, Ltd. common stock 10/23/95    106,129      Services
Patrick Clermon              common stock 10/23/95      4,028    $   20,140
Elisabeth Bauer              common stock 10/23/95      2,014    $   10,070
Jean-Paul Liminana           common stock 10/23/95      2,014    $   10,070
Jean Lamay                   common stock 10/23/95      2,014    $   10,070
Pierre Desreumeaux           common stock 10/23/95      2,014    $   10,070
Jean-Paul Bonvarlet          common stock 10/23/95      2,014    $   10,070
Maurice Sivigny              common stock 10/23/95      4,028    $   20,140
Martine Duclos               common stock 10/23/95      4,028    $   20,140
Catherine Lenoir             common stock 10/23/95     10,069    $   50,345
Dominique Robin              common stock 10/23/95     10,069    $   50,345
Hubert Paillet               common stock 10/23/95      2,014    $   10,070
Nicole Dubois                common stock 10/23/95      3,021    $   15,105
Marcus daCuhna               common stock 11/07/95     10,000      Services
Carolyn Higgs                common stock 11/07/95     10,000      Services
Jay A. Reppond               common stock 11/07/95     10,000      Services
Kimberly D. Whitmire         common stock 11/07/95     10,000      Services
West Dominion Energy         common stock 04/29/96    100,000    $  100,000
Catherine Lenior             common stock 04/29/96      8,000    $   40,000
Dominique Robin              common stock 04/29/96      8,000    $   40,000
Robert S. Copeland           common stock 05/31/96    150,000      Services
David W. Russell             common stock 09/19/96     25,000      Services
Thomas J. Duderstadt         common stock 09/19/96     25,000      Services
Arthur E. Ensley             common stock 12/26/96     30,000      Services
James A. Dewhurst            common stock 12/26/96     20,000      Services

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion and analysis is intended to assist in an understanding of the Company's financial position and its results of operations for each of the years reported, and should therefore be read in conjunction with the Company Consolidated Financial Statements and the notes thereto beginning with page F-1.

          General

     As an independent oil and gas producer, the Company's revenue, profitability, and future rate of growth are substantially dependent upon prevailing prices for natural gas, oil and condensate, which prices are dependent upon numerous factors beyond the Company's control, including economic, political and regulatory developments and competition from other sources of energy. The energy markets have historically been extremely volatile, and there can therefore be no assurance that oil and gas prices will not be subject to substantial fluctuations in the future. A substantial decline in gas prices could have a material adverse affect on the Company's financial position, operating results, cash flows, and access to capital.

     Notwithstanding these potential future uncertainties, the Company's Management believes that the long-term opportunities for natural gas are numerous and that the future outlook remains bright for the gas industry as well as for the overall energy industry. The new record set in 1996 for total United States gas demand adds support to this optimistic outlook.
Furthermore, overall gas demand is projected to increase by thirty percent (30%) over the next twenty years.

     In addition to Company Management's positive views regarding the overall fundamental factors for the natural gas industry as a whole, Management continues to hold a very positive view regarding future prices for natural gas. Natural gas prices have recovered from the $1.40 to $1.50 per MMBtu range of the fall of 1995, rising well above $2.00 during the 1995-1996 winter season (the Gulf Coast wellhead price exceeding $3.50/MMBtu at times), and remaining in a range of between about $2.20 - $2.80 during the second quarter of 1996. Summer, 1996 gas prices peaked above $4.00 in July, and thereafter gradually fell until reaching the $1.80s for the month of October, 1996. Prices started regaining strength in November; rising into the $2.70 range. Highs well over $4.00 per MMBtu prevailed during December, 1996 and January, 1997. Prices then fell slightly below $3.00 during the month of February, 1997, and reached the $1.80 range in April, 1997. Company Management expects a gradual recovery in natural gas prices during the remainder of 1997, with the average price for the year ranging between about $2.30 per MMBtu and $2.50 per MMBtu.

     Structural realignment in the natural gas industry continued throughout 1996. Numerous competitive factors, as well as the general market perception regarding supply availability and reliability, flexibility in services, and pricing among both energy providers and consumers, have continued to generate change throughout both the oil and gas segment and the electricity segment of the energy industry. Among these changes are the reassessment and redefinition of producer risk and strategy and increased activity in connection with acquisitions, mergers, consolidations, and strategic alliances among and/or between different types of oil and gas companies (including gas producers, gatherers, pipelines, and various other types of service providers) and between oil and gas companies and companies providing various electric services.

      The redeployment of assets in the gathering, processing, and marketing functions continued throughout 1996 This trend has been fueled by numerous "spin-downs" and divestitures by regulated interstate pipeline companies of various gathering assets into either non-regulated businesses or business units. Also, as state utility commissions in many jurisdictions promulgate rules and regulations to introduce market competition at the local distributor level (behind the city gate), realignment in the gas marketing segment of the industry continues to accelerate. Several state jurisdictions are also moving toward deregulation of electricity.

     The recent price cycle of natural gas and the price expectations for the near-term future, coupled with the numerous structural changes underway, have caused significant changes regarding who the industry participants are and the manner in which business is being, and will be, conducted. Several major energy companies have already redefined the nature and focus of their businesses, and have therefore become participants in one or more of the several very large mergers, acquisitions, joint venture partnerships and strategic alliances. These have been characterized by the pooling of significant financial and productive resources. Company Management believes the continuing structural changes in the industry, the ongoing deregulation of the natural gas segment, and the eminent deregulation of the electricity segment within the next few years will either directly or indirectly yield several new opportunities for the Company, including opportunities to acquire both production properties and pipeline facilities to achieve the Company's vision. Nevertheless, the Company cannot take advantage of these opportunities without significantly improving its financial condition, including securing additional debt and/or equity financing.

          Results of Operations for the Year Ended December 31, 1996, Compared to the Year Ended December 1995

     Gross revenues for fiscal year 1996 of $5.0 million increased by $1.3 million, or 30%, from 1995. This increase was offset by an increase in the cost of sales of $0.9 million, or 51%, from 1995. The cost of sales consists primarily of lease operating expenses for Company-owned production. The increase in sales revenues was attributable primarily to increased natural gas prices throughout 1996 - although total sales volumes declined slightly - as compared to the lower natural gas prices that prevailed throughout most of 1995. The gross margin was $351,796 in 1996, compared to $131,335 in 1995.

     General and administrative expenses which consist primarily of salaries, office rent, advertising, professional fees for legal and accounting services, financing activity expenses and other general operating expenses decreased by $2.7 million, or 81%, from 1995 to 1996. The decrease is attributable primarily to decreased salaries and wages, decreases in legal services and fees and travel expenses incurred in connection with the pursuit of additional capital funding for the Company, and decreases in general office expenses.

     Net non-operating expenses of the Company decreased by $223,735 from $1,246,097 in 1995, to $1,022,362 in 1996, primarily due to decreases both in interest expense and in losses on disposition of assets.

          Results of Operations for the Year Ended December 31, 1995, Compared to the Year Ended December 31, 1994

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

          Liquidity and Capital Resources

     The primary sources of cash for the Company for fiscal 1996 included funds generated from current and past operations and from debt and equity financing proceeds.

     Net cash flow provided by operations was $1,224,475 in 1996, as compared to cash flow used in operations of $2,679,798 in 1995. The primary reasons for the positive cash flow in 1996 were an increase in total gas sales revenues, a decrease in accounts receivable, an increase in accounts payable, and an increase in accrued expenses.

     Net cash provided by investing activities during 1996 was $562,960, consisting primarily of the reduction in the note receivable from stockholder of $503,577. This compares to net cash provided by investing activities in 1995 of $384,516, consisting primarily of proceeds from the sale of property and equipment.

     Net cash used by financing activities in 1996 was $1.8 million. This is primarily attributable to the repayment of notes payable. Proceeds from borrowing in 1996 were $3,026,865.

     The Company's current trade receivables and other current assets are less than the Company's current liabilities, with the total current assets being $16,366 and current liabilities being $11.3 million as of December 31, 1996.

     During 1996, the Company received $150,000 in debt financing from West Dominion Energy Partners, L.L.C. of San Antonio, Texas, a private investment firm. The Company continues to seek funds in the United States debt and equity markets, as well as those of Europe.

     The Company also is currently seeking additional sources of both equity and debt financing to fund current and future acquisitions. Each acquisition is evaluated and judged on its future potential cash flows. It is the objective of the Company that each acquisition generate cash flows sufficient to fund the particular acquisition' operations and its associated debt.

     The Company's independent auditors have included an explanatory paragraph in their report on the Company's consolidated financial statement as of and for the year ended December 31, 1996, to the effect that the Company's ability to continue as a going concern is dependent upon its ability to obtain additional debt or equity financing to fund its operations and future acquisitions. In the event the Company is unable to obtain additional debt or equity financing, the Company most likely will not be able to sustain operations and will be forced to cease doing business. See "Report of Independent Certified Public Accountants."

     The Company currently has 5,000,000 authorized but unissued shares of preferred stock and nearly 89,000,000 shares of authorized but unissued common stock. The Company will continue to pursue opportunities to acquire properties in exchange for its stock.

Item 7.   Financial Statements

     The financial statements and information described below regarding the Company, its subsidiaries and its affiliate are attached hereto and are incorporated herein by reference.

          Consolidated Financial Statements for the years ended December 31, 1996, and December 31, 1995

          Report of Independent Certified Public Accountants

          Consolidated Balance Sheet - December 31, 1996

          Consolidated Statements of Operations - Years ended
          December 31, 1996 and December 31, 1995

          Consolidated Statements of Stockholders' Equity (Deficit)

          Consolidated Statements of Cash Flows for the years ended December 31, 1996 and December 31, 1995

          Notes to Consolidated Financial Statements

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     BDO Seidman, Certified Public Accounts, of Houston, Texas, audited the financial statements of the Company for the years ended December 31, 1994 and 1993.

     Jones, Jensen, Orton & Co., Certified Public Accountants, of Salt Lake City, Utah were engaged as the Company's Accountant on June 24, 1996, and audited the financial statements of the Company for the year ended December 31, 1995.

     This change of accountants was fully disclosed in the Form 8-K which was filed with the Securities and Exchange Commission on July 2, 1996, and which is incorporated herein by reference. See the Exhibit Index, Item 13 of this Report.

                                 PART III

Item 9.  Directors and Executive Officers of the Registrant

                                   Directors

                                                   Date of          Date of
                           Position and          Election or   Termination or
Name                 Age  Company Offices        Designation     Resignation
--------             ---- ----------------       ------------  ---------------

Francis H. Brinkman  49  Chairman of the Board,       7/93       *
                         Chief Executive Officer
                         and Director

Donald R. Dwight     65  Director                    10/93       4/96

Roger D. Case        55  President, Chief Operating   8/94       *
                         Officer  and Director

Jerome C. Cle        31  Director                     1/95       1/96

Randy P. Matye       37  Director                     9/96       4/97

* These persons presently serve in the capacities indicated opposite their respective names.

     Francis ("Fritz") Brinkman, age 49, has been a director and the Chairman, Chief Executive Office and President of the Company since July 1993. Mr. Brinkman resigned from the office of President in August 1994, but continues to hold the offices of Chairman of the Board and Chief Executive Officer of the Company. He has held such positions with Excel Texas, which is now a wholly-owned subsidiary of the Company, but prior to July 1993, was separate of the Company, since he founded that company in January 1986. Mr. Brinkman has been involved in the natural gas industry for the past twenty-seven years. He spent thirteen years with Northern Natural Gas in various operational positions, including compressor maintenance, gas control, and transportation and exchange. He then joined Tennessee Gas Transmission as Manager of Transportation and Exchange, holding this position for three years. He was Senior Vice President of Cenergy Corporation in 1985, prior to starting Excel-Texas in 1986.

     Roger D. Case, age 55, has been a director of the Company since August 1994. He joined the Company from Multi-Option Systems, Inc. of Omaha, Nebraska, where he was co-founder and President of the software development and consulting firm since it's inception in April, 1987. Prior to founding Multi-Option Systems he worked for Northern Natural Gas Co. (Enron) in Omaha for 23 years, starting as an engineer and holding executive positions in facility planning and design, gas control, transmission planning and production, storage development, operations, marketing and administration.

     Randy P. Matye, age 37, has been a director of the Company since September, 1996. He is currently President and CEO of West Dominion Energy Partners, L.L.C. Randy also holds the current position of President and CEO of Monikers, L.L.C. He is trustee of the RPM Trust, Oil and Gas Division. Randy has over fifteen years of business and investment experience through his ownership in sixteen separate business ventures. Mr. Matye resigned from the Company's Board of Directors on April 15, 1997. See Subsequent Events reported under Item 3 of this Report.

          Executive Officers

     Set forth below are the executive officers of the Company. The age, office held and length of service with the Company are indicated opposite each name.
                                                   Date of          Date of
                                                Election or      Termination
Name                 Age  Positions Held        Designation     or Resignation
-------------------  ---- -----------------     -------------   --------------
Francis H. Brinkman  49   Chairman of the Board        7/93            *
                          and Chief Executive
                          Officer

Roger D. Case        55   President, Chief Operating   8/94            *
                          Officer and Assistant
                          Corporate Secretary

David J. Brenza      54   Executive Vice President,    7/95          4/96
                          Chief Financial Officer,
                          and Corporate Secretary

Robert S. Copeland   44   Executive Vice President     6/95            *

* These persons presently serve in the capacities indicated opposite their respective names.

     Robert S. Copeland, age 44, was elected to the office of Executive Vice President, Marketing and Supply, in June 1995. Mr. Copeland, who is also an attorney, has over 20 years of experience in the marketing, supply procurement, transportation, regulatory and accounting areas of natural gas. He joined the Company after serving two years at Scana Hydrocarbons, Inc. as Account Executive and as Director - Supply & Transportation. Preceding Scana he spent two years at Enermax, a division of Nukem, Inc., as Director of Supply and Transportation. Mr. Copeland held the position of Vice President of Transportation and Exchange at Equitable Resources Marketing Co. during the period 1989-1991. He started his career in the natural gas industry in 1975 with Columbia Gulf Transmission Company, followed by service with Southern Natural Gas Company and Exxon Company, U.S.A. in positions of increasing responsibility.

Significant Employees

     There are no persons who are not executive officers of the Company but who are expected to make a significant contribution to its business.

Family Relationships

     There are no family relationships among any directors or executive officers of the Company, whether by blood or marriage.

     Involvement in Certain Legal Proceedings

     Except as indicated under the caption "Subsequent Events" and to the knowledge of management, during the past five years, no present or former director, person nominated to become a director, executive officer, promoter or control person of the Company:

          (1) Was a general partner or executive officer of any business by or against which any bankruptcy petition was filed, whether at the time of such filing or two years prior thereto;

          (2) Was convicted in a criminal proceeding or named the subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities; or


          (4) Was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the
               Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Item 10.  Executive Compensation

          Director Compensation

     During 1996, directors who were not employees of the Company did not receive any compensation for their service as a director. Directors who were employees of the Company received no additional compensation for their service as a director.

                       Summary Compensation Table

                                            Annual Compensation
                                                         All Other
Name and Principal Position      Year   Salary           Compensation

Francis H. Brinkman           1996 (1)  $250,000*        $     0.00
 Chairman of the Board,       1995      $250,000         $     0.00(2)
 Chief Executive Officer      1994 (1)  $350,000         $33,333.33(2)

Roger D. Case                 1996      $150,000*        $     0.00(3)
 President, Chief Operating   1995      $150,000         $45,000.00(3)
 Officer                      1994      $ 62,500         $10,000.00(3)

Robert S. Copeland            1996      $125,040*        $     0.00
 Executive Vice President     1995      $ 47,000         $     0.00

     * Except as set forth in Item 12. hereof, such salaries were accrued but not paid.

(1) Mr. Brinkman has served as Chairman of the Board, Chief Executive Officer and President of the Company since July 1993. He resigned from the office of President in August 1994. In July 1993, he acquired control of the Company as a result of the Change in Control. Prior to that time, he was Chairman of the Board, Chief Executive Officer and President of Excel Texas, which is now a wholly-owned subsidiary of the Company, but, prior to July 1993, was not affiliated with the Company.

(2) Mr. Brinkman did not receive any form of Other Compensation in 1995 or 1996. The amount for 1994 represents the yearly premiums that the Company paid for a split-dollar life insurance contract, of which Mr. Brinkman is the indirect beneficiary.

(3) Payments to Mr. Case in 1994 and 1995 in the form of Other Compensation pertain to initial compensation provided for in the July, 1994 Employment Contract between the Company and Mr. Case. These payments represent partial payment of the contract with the remaining balance being $45,000.

     Compensation Committee Interlocks and Insider Participation

     During 1996, no executive officer of the Company served as (i) a member of the compensation committee (or other board committee performing equivalent functions or, in the absence of any such committee, the entire board of directors) of another entity, one of whose executive officers served on the Board of Directors of the Company or (ii) a director of another entity, one of whose executive officers served on the Board of Directors of the Company.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

                 Security Ownership of Certain Beneficial Owners

     The following information is furnished, as of December 31, 1996, with respect to persons known by the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock, the only class of voting securities outstanding:

          Name and Address         Amount and Nature          Percent
          of Beneficial Owner      of Beneficial Ownership    of Class

          Francis H. Brinkman           4,100,000              36.3
          1111 Bagby, Ste. 2400
          Houston, TX  77002

          Randy P. Matye                1,100,000               9.7
          8181 Tezel Rd., Ste. 10250
          San Antonio, TX  78250

               Securities Ownership of Directors and Executive Officers

     The following information is furnished, as of December 31, 1996, with respect to the outstanding Common Stock of the Company beneficially owned by all individual directors and executive officers of the Company and the directors and executive officers as a group:

          Name of Address           Amount of Nature          Percent
          of Beneficial Owner       of Beneficial Ownership   of Class

          Francis H. Brinkman           4,100,000               36.3
          1111 Bagby, Ste. 2400
          Houston, Texas 77002

          Randy P. Matye                1,100,000                9.7
          8181 Tezel Rd., Ste. 10250
          San Antonio, TX  78250

          Roger D. Case                   500,000                4.4
          1111 Bagby, Ste. 2400
          Houston, Texas  77002

          Robert S. Copeland              250,000                2.2
          1111 Bagby, Ste. 2400
          Houston, Texas  77002

          All directors and executive   5,950,000               52.6
          officers as a group (four persons)

     There are no arrangements, including pledges by any person of securities of the Company, which may at a subsequent date result in a change in control of the Company.

Item 12.  Certain Relationships and Related Transactions

     Francis H. Brinkman, a director and executive officer of the Company, has borrowed money from Excel Texas, at an interest rate of 6%, primarily for the purpose of acquiring shares of Excel Texas owned by a former officer of Excel Texas and for certain personal uses. The maximum amount of such borrowings outstanding during the last fiscal year was $503,577. The remaining balance was paid in-full during 1996 through direct payments and salary credits. The note has therefore been retired.

                                   PART IV

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1) & (2)   Financial Statements and Financial Statement Schedules

               See "Index to Financial Statements" as set forth in Item 7 of this Report.

(a)(3)         Exhibits

               None.

(b)  Reports on Form 8-K

     Current Report on Form 8-K, filed July 2, 1996.

     Current Report on Form 8-K, filed May 1, 1997.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   EXCEL RESOURCES, INC.



Date: 5/13/97                    By /s/ Francis H. Brinkman
     ----------------              ------------------------
                                   Francis H. Brinkman
                                   Chairman of the Board and
                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the Registrant and in the capacities with the Registrant indicated.

                                    EXCEL RESOURCES, INC.


Date: 5/13/97
     ----------------            By /s/ Francis H. Brinkman
                                   ------------------------
                                   Francis H. Brinkman
                                   Chairman of the Board, Chief Executive
                                    Officer and Director (Principal Executive
                                   Officer)



Date: 5/13/97                    By /s/ Roger D. Case
     ----------------              ----------------------
                                   Roger D. Case
                                   President, Chief Operating Officer,
                                   Assistant Secretary and Director (Principal
                                   Operating Officer)


                           EXCEL RESOURCES, INC.

                     CONSOLIDATED FINANCIAL STATEMENTS

                       December 31, 1996 and 1995


            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Excel Resources, Inc.
Houston, Texas


We have audited the accompanying consolidated balance sheet of Excel Resources, Inc., its subsidiaries and its affiliate as of December 31, 1996 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Excel Resources, Inc., its subsidiaries and its affiliate as of December 31, 1996 and the consolidated results of their operations and their cash flows for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note
7 to the consolidated financial statements, the Company has suffered recurring losses and has a working capital deficit and a capital deficit which together raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note
7. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Jones, Jensen & Company
April 11, 1997

                           EXCEL RESOURCES, INC.
                        Consolidated Balance Sheet

                                  ASSETS
                                                           December 31,
                                                                1996

CURRENT ASSETS

 Cash                                                       $    752
 Accounts receivable - trade, net                             15,614

   Total Current Assets                                       16,366

FIXED ASSETS (Note 1)

 Transmission equipment                                      144,534
 Office furniture and equipment                              104,853
 Leasehold improvements                                        6,452

 Less: accumulated depreciation                             (169,555)

   Total Fixed Assets                                         86,284

OIL AND GAS PROPERTIES (Notes 2 and 10)                    2,570,562

OTHER ASSETS

 Long-term accounts receivable (Note 1)                       98,737
 Investments                                                  15,621

   Total Other Assets                                        114,358

   TOTAL ASSETS                                          $ 2,787,570

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

 Accounts payable - trade                                $ 8,483,256
 Accounts payable - related (Note 4)                          76,519
 Accrued expenses                                            635,950
 Notes payable - current portion (Note 3)                  2,122,311

   Total Current Liabilities                              11,318,036

LONG-TERM LIABILITIES

 Notes payable (Note 3)                                       87,919
 Deferred revenue (Note 1)                                   177,705

   Total Long-Term Liabilities                               265,624

   Total Liabilities                                      11,583,660

COMMITMENTS AND CONTINGENCIES (Notes 2 and 6)

STOCKHOLDERS' EQUITY (DEFICIT)

 Preferred Stock: 5,000,000 shares authorized at
   $0.001 par value, no shares issued and outstanding            -
 Common Stock:  100,000,000 shares authorized  at
   $0.001 par value, 11,309,552 shares issued and
   outstanding                                                11,310
 Additional paid-in capital                                5,546,998
 Accumulated deficit                                     (14,354,398)


    Total Stockholders' Equity (Deficit)                  (8,796,090)

   TOTAL LIABILITIES AND STOCKHOLDERS'
    EQUITY (DEFICIT)                                      $2,787,570

                           EXCEL RESOURCES, INC.
                   Consolidated Statements of Operations

                                               For the Years Ended
                                                  December 31,
                                                 1996       1995
OIL AND GAS SALES                             $4,864,717  $3,745,737

COSTS AND EXPENSES

  Cost of oil and gas sales                    2,700,276   1,786,248
  Selling, general and administrative            615,922   3,283,789
  Salaries and wages                             793,340     917,991
  Depreciation, depletion and amortization
    (Note 10)                                  1,835,974   1,861,862

    Total Costs and Expenses                   5,945,512   7,849,890

INCOME (LOSS) FROM OPERATIONS                 (1,080,795) (4,104,153)

OTHER INCOME (EXPENSE)

  Interest expense                            (1,044,400) (1,149,150)
  Gain (loss) on disposition of assets            22,038     (96,947)

     Total Other Income (Expense)             (1,022,362) (1,246,097)

NET LOSS                                     $(2,103,157)$(5,350,250)

NET LOSS PER SHARE                            $    (0.18)$     (0.55)

WEIGHTED AVERAGE NUMBER OF
 SHARES OUTSTANDING                           11,547,708   9,699,941

                            EXCEL RESOURCES, INC.
          Consolidated Statements of Stockholders' Equity (Deficit)

                                                            Note
                                 Additional              Receivable
                  Common Shares   Paid-in    Accumulated    From
                Shares   Amount   Capital      Deficit   Stockholder   Total
Balance,
 December 31,
 1994         8,775,000 $  8,775 $ 779,225 $(6,900,991) $(541,276)$(6,654,267)

Common stock
 issued for
 services
 rendered       800,000      800  1,094,234         -          -    1,095,034


Common stock
 issued for
 proposed
 acquisition
 (Note 8)     1,334,000    1,334     (1,334)        -          -          -

Common stock
 issued for
 cash         1,114,956    1,115  3,594,085         -          -    3,595,200


Payment of note
 receivable from
 stockholder        -        -          -           -       37,699     37,699

Net loss for the
 year ended
 December 31,
 1995               -        -          -    (5,350,250)       -   (5,350,250)

Balance,
 December 31,
 1995        12,023,956 $ 12,024 $5,466,210$(12,251,241)$(503,577)$(7,276,584)


Common stock
 issued for
 cash received
 in 1995
 (Note 8 )      216,000      216       (216)        -         -           -

Common stock
 issued for
 services
 rendered       303,596      304     49,770         -         -        50,074

Common stock
 issued in lieu
 of interest    100,000      100     29,900         -         -        30,000

Common stock
 cancelled
 (Note 8 )   (1,334,000)  (1,334)     1,334         -         -           -

Payment of note
 receivable from
 stockholder        -        -          -           -     503,577     503,577

Net loss for the
 year ended
 December 31,
 1996               -        -          -    (2,103,157)      -    (2,103,157)

Balance,
 December 31,
 1996        11,309,552 $ 11,310 $5,546,998 $(14,354,398) $   -   $(8,796,090)

                           EXCEL RESOURCES, INC.
                   Consolidated Statements of Cash Flows

                                                     For the Years Ended
                                                        December 31,
                                                     1996           1995
CASH FLOWS FROM OPERATING
 ACTIVITIES:

  Net loss                                        $(2,103,157) $(5,350,250)
  Adjustments to Reconcile Net Loss
   to Net Cash Provided (Used) by Operating
   Activities:
    Depreciation, depletion and amortization        1,835,974    1,861,862
    Deferred revenue                                   30,856     (202,729)
    (Gain) loss on sale of assets                     (22,038)      96,947
    Common stock issued for services                   50,074    1,095,034

  Changes in Operating Assets and Liabilities:
    Decrease (increase) in accounts receivable        639,017    4,659,896
    Decrease (increase) in deposits                       -        101,808
    Decrease (increase) in prepaid expenses               -         64,265
    Decrease (increase) in investments                    -          1,279
    Increase (decrease) in accounts payable           613,229   (4,301,102)
    Increase (decrease) in accrued expenses           180,520     (706,808)

     Net Cash Provided (Used) by
      Operating Activities                          1,224,475   (2,679,798)

CASH FLOWS FROM INVESTING
 ACTIVITIES:

  Collections on note receivable from stockholder     503,577       37,699
  Capital expenditures                                    -         (1,388)
  Proceeds from sale of property and
   equipment                                           59,383      348,205

     Net Cash Provided (Used) by
      Investing Activities                            562,960      384,516

CASH FLOWS FROM FINANCING
 ACTIVITIES:

  Note payable to stockholder                          26,559       49,960
  Sale of common stock                                    -      3,595,200
  Principal payments on long-term debt             (4,843,996)  (2,361,452)
  Proceeds from borrowings                          3,026,865      998,964

      Net Cash Provided (Used) by
       Financing Activities                       $(1,790,572) $ 2,282,672

NET INCREASE (DECREASE) IN CASH                   $    (3,137) $   (12,610)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                     3,889       16,499

CASH AND CASH EQUIVALENTS,
  END OF YEAR                                     $       752  $     3,889

CASH PAID FOR:

  Interest                                        $   550,811  $   887,216
  Income taxes                                    $       -    $       -

NON-CASH FINANCING ACTIVITIES:

  Common stock issued for services                $    50,074  $ 1,095,034

  Common stock issued in lieu of interest payments$    30,000  $       -

                            EXCEL RESOURCES, INC.
               Notes to the Consolidated Financial Statements
                          December 31, 1996 and 1995


NOTE 1 -      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      a.  Organization

      The Company was originally incorporated in the State of Nevada on December 1, 1988 under the name of Dover Capital Corporation. The Company's primary business activity is the production and transportation of natural gas and related products.

      On July 12, 1993, the Company acquired Excel Texas in a business combination accounted for as a pooling of interests. As a result, Excel Texas, which also engages in the transportation of natural gas and related products, became a wholly-owned subsidiary of the Company through the exchange of 5,100,000 shares of the Company's common stock for all of the outstanding stock of Excel Texas. A further 700,000 shares of the Company's common stock were issued in payment of certain fees incurred in connection with the combination.

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

      c.  Loss per Share of Common Stock

      The loss per share of common stock is based on the weighted average number of shares issued and outstanding during the year.

      d.  Provision for Taxes

      At December 31, 1996, the Company had net operating loss carryforwards of approximately $12,200,000 that may be offset against future taxable income through 2011. No tax benefit has been reported in the financial statements, because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

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

      The estimated useful lives are as follows:

                                             Lives
                              Class         (Years)

              Transmission equipment           22
              Office furniture and equipment  10-12
              Leasehold improvements           3-5

      Depreciation expense for the years ended December 31, 1996 and 1995 was $23,329 and $33,708, respectively.

      h. Deferred Revenue

      The Company recognizes income on production quantities only on its entitlement sales. Payment for surpluses over entitlements are credited to deferred revenues to offset future deficiencies. If the Company's take of production is less than the entitlement, the Company recognizes revenue on its full entitlement and charges long-term receivables. At December 31, 1996 and 1995, the Company had long-term gas balancing receivables of $98,737 and $491,287, respectively, and offsetting long-term gas balancing payables of $177,705 and $146,849, respectively.

      i. Revenue Recognition

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

      j. Estimates

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

      On December 1, 1993, the Company acquired certain oil and gas properties from an unrelated entity for a purchase price of $830,000, comprising 100,000 shares of the Company's common stock, a note payable of $180,000 and cash of $50,000. According to the original agreement, if during the last 60 trading days prior to the end of two years, the average price per share times 75,000 of the 100,000 shares did not equal at least $600,000, then the Company would be required to issue additional shares or pay cash for the amount of the shortfall. At December 31, 1995, the total 100,000 shares of common stock had a value of approximately $50,000. During 1996, the Company signed an additional note payable in the amount of $160,000 which will be repaid through overriding royalties from the Company's working interests in their oil and gas offshore properties at $20,000 per month commencing after a separate purchase note payable is paid in full, and continuing until the $160,000 is paid in full (See Note 3). Any remaining shortfall amount has not been
      determined by management as of the date of this audit report.   If an
      additional amount is determined to be owing, the liability will be recorded with a corresponding increase in the cost of the oil and gas properties.

NOTE 3 -      LONG-TERM DEBT

      The Company had the following debt obligations at December 31, 1996:

                                                               December 31,
                                                                  1996

      Purchase note payable, in default, payable on demand,
       currently being repaid from future production from oil
       and gas properties and/or dedicated natural gas trades,
       interest imputed at 20%.                                $1,779,794

      Interest-free note payable to a company, effective
       interest rate approximately 8%, payments of $5,000
       due monthly, final payment due November, 1997.              62,629

      Interest-free notes payable to a company, effective interest rate approximately 6%, to be repaid through overriding
       royalties from the Company s working interest in the
       offshore properties at $20,000 per month, commencing
       no later than September 1997, until paid (Note 2).         232,365


      Note payable to a company, interest at 12% per annum,
       payments of $4,982 due monthly, final payment due
       August, 1999.                                              135,442

                                                                2,210,230
           Less current maturities                             (2,122,311)

           Notes payable - long-term                            $  87,919

    Maturities of long-term debt are as follows:

      Year Ending December 31,                           Amount

      1997                                                     $2,122,311
      1998                                                         52,039
      1999                                                         35,880
      2000                                                            -
      2001 and thereafter                                             -

          Total                                                $2,210,230

NOTE 4 -  RELATED PARTY TRANSACTIONS

    At December 31, 1996, there were related party accounts payable to two of the Company s officers and shareholders. The amount is for services and expenses paid on the Company's behalf. The amount payable at December 31, 1996 totaled $76,519.

NOTE 5 -  MAJOR CUSTOMERS AND SUPPLIERS

    93% and 83% of the total sales in 1996 and 1995, respectively, were related to sales of Company owned production to one customer who in turn sold to various other parties. Purchases of all third party production were from one major supplier during 1996 and 1995.

NOTE 6 -  COMMITMENTS AND CONTINGENCIES

    a. Noncancellable Operating Leases

    The Company leases office space and certain equipment under operating lease agreements. At December 31, 1996, the estimated future minimum rental payments required under the leases were:

      Year Ending December 31,                           Amount
      1997                                              $  43,111
      1998                                                 88,837
      1999                                                 92,532
      2000                                                 23,318
      2001 and thereafter                                     -

          Total                                        $  247,798

    Rental expense for the years ended December 31, 1996 and 1995 was approximately $144,000 and $153,000, respectively.

    b. Outstanding Claims and Judgments

    The Company has a number of outstanding claims against it, alleging breach of contract due to non-payment for natural gas purchased. Most of these claims have been the subject of litigation. Settlement agreements and agreed judgments have been reached on most claims. Management believes that the outcome of such litigation will not have a material adverse effect upon the Company since all claims, excluding legal fees applicable to some of such claims which the Company believes will be immaterial in amount, are fully accrued for in the consolidated financial statements. The Company is currently attempting to obtain financing to enable it to pay all of the outstanding claims.

    c. Royalty Payments

    The Company, as a working interest owner in offshore gas wells, is required to pay a percentage of the production revenues (royalty payments) to the mineral management service and overriding royalty owners.



    d. Consulting Agreements

    The Company has entered into an agreement with a consultant whereby the Company has agreed to pay $125,000 over five years ($2,083 per month) for assistance in reviewing all operating and financial matters as requested. The consultant may receive additional compensation based upon the performance of the consultant as determined by the Company. The agreement expires on September 30, 2001.

    The Company has entered into a separate agreement with a consulting company to provide certain oil and gas identification evaluation and acquisition services in connection with oil and gas producing properties, leases and other oil and gas related assets. As needed and requested, the consulting company will provide experienced geoscience and engineering personnel to fully evaluate each opportunity. The Company issued 50,000 shares of its common stock during 1996 as part of the agreement. Upon completion of any future transactions involving the consulting company, the Company has agreed to pay the consulting company as follows:


          -  4% of transaction amount up to and including $1,000,000, plus
          -  3% of transaction amount from $1,000,001 to $2,000,000, plus
          -  2% of transaction amount from $2,000,001 to $3,000,000, plus
          -  1% of transaction amount over $3,000,000.

    The agreement expires on December 31, 1997

NOTE 7 -  GOING CONCERN

    The Company incurred a net loss for the year ended December 31, 1996 of $2,103,157 resulting in a capital deficit at December 31, 1996 of $8,796,090. The Company has also had difficulties in meeting its current obligations, and at December 31, 1996, its current liabilities exceeded its current assets by $11,301,670. Several unsatisfied judgments stemming from lawsuits alleging breach of contract for non-payment of certain debts are outstanding against the Company. In order for it to be able to continue as a going concern, it will be necessary for the Company to obtain sufficient financing to meet its current obligations and ultimately to achieve profitable operations.


    Due to the significant losses and cash flow problems incurred by the Company during 1996 and 1995, the Company has significantly reduced its
    operations.   The Company negotiated deferred payment terms on several
    of its trade payables during 1996 and 1995, pending the outcome of the Company's financing efforts. These efforts have provided a temporary measure of relief for the Company's cash flow problems. Management intends to continue exploring other financing alternatives or to negotiate additional deferred payment terms on its liabilities.

NOTE 8 -  COMMON STOCK

    During 1995, the Company entered into negotiations to acquire certain property, pipelines and related facilities in the Gulf Coast area. 1,334,000 shares of the Company's common stock were issued pending the completion of the agreement. The negotiations ceased during 1996 and the 1,334,000 shares were cancelled.



    The Company also issued 216,000 shares of common stock during 1996 related to a stock sale in 1995. The Board of Directors approved the additional shares in 1996 to be issued to the original investors based on the incorrect amount during 1995. Management's original share calculations in 1995 were renegotiated with the investors during 1996 and the additional 216,000 shares were approved to be issued. Since no additional consideration was received for the shares in 1996, the shares are being recorded at a $0 value.

NOTE 9 -  SUBSEQUENT EVENT

    On April 25, 1997, Excel Resources, Inc., the parent company, voluntarily filed petitions under Chapter 11 of the Bankruptcy laws. This generally delays payment of liabilities incurred prior to filing those petitions while the Company develops a plan of reorganization that is satisfactory to its creditors and allows it to continue as a going concern. The carrying amounts of assets and liabilities are unaffected by the proceedings, but liabilities are presented according to the status of the creditors.

NOTE 10 - S.F.A.S. 69  SUPPLEMENTAL DISCLOSURES (Unaudited)

        (1)             Capitalized Costs Relating to
                       Oil and Gas Producing Activities

                                                         December 31,
                                                            1996
        Proved oil and gas properties
         and related lease equipment:
            Developed                                    $7,585,114
            Non-developed                                 1,748,549
                                                          9,333,663
        Accumulated depreciation and
         depletion                                       (6,763,101)

        Net Capitalized Costs                            $2,570,562


        (2)        Costs Incurred in Oil and Gas Property
            Acquisition, Exploration, and Development Activities

                                                           For the
                                                          Year Ended
                                                         December 31,
                                                            1996
        Acquisition of Properties
           Proved and Unproved                           $  -
        Exploration Costs                                   -
        Development Costs                                   -


        (3)               Results of Operations for
                             Producing Activities

                                                 December 31,
                                               1996         1995

        Production revenues                  $4,637,483  $3,373,220

        Production costs                     (1,592,600) (1,299,314)
        Depreciation and depletion           (1,812,645) (1,828,154)


        Results of operations for
          producing activities
          (excluding coporate
          overhead and interest costs)       $1,232,238  $  245,752
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

                                             Oil               Gas
                                             (Bbls)          (Mmcf)
        Proved developed  reserves:

        Balance, December 31, 1994                8,589       7,516

             Quantity estimates made                -         2,511
             Production                          (2,792)     (2,198)

        Balance, December 31, 1995                5,797       7,829

             Quantity estimates made             (2,019)     (4,125)
             Production                          (3,778)     (2,034)

        Balance, December 31, 1996                  -         1,670

        In addition to the proved developed producing oil and gas reserves reported in the geological and engineering reports, the Company holds ownership interests in various proved - undeveloped properties. The reserve and engineering reports performed for the Company by an independent engineering consulting firm reflect additional proven reserves equal to approximately 4 Bcf of natural gas for these undeveloped properties. Although wells have been drilled and completed in each of these four properties, certain production and pipeline facilities must be installed before actual gas production will be able to commence. The most recent development plan for these properties indicates that facilities installation and commencement of production will be in 1997. However, such timing as well as the actual financing arrangements that will be secured by the Company are uncertain at this time. Therefore, these proven undeveloped reserves are not being included in the presentation of the oil and gas reserves at December 31, 1996, nor are such undeveloped reserves being considered in calculating depreciation, depletion and amortization expense for the year. Accordingly, these amounts are being calculated for the year based on the December 31, 1996 balance of the proven developed producing reserves set forth above.

        Proved developed reserves:
                                             Oil               Gas
                                             (Bbls           (Mmcf)

             Beginning of the year 1995           8,589       7,516
             End of the year 1995                 5,797       7,829
             Beginning of the year 1996           5,797       7,829
             End of the year 1996                   -         1,670

        The following schedule presents the standardized measure of estimated discounted future net cash flows from the Company's proved developed reserves for the years ended December 31, 1996 and 1995. Estimated future cash flows were based on independent reserve data. Because the standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at December 31, 1996 and 1995, it should be emphasized that such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of the Company's recoverable reserves or in estimating future results to operations.

        Standardized measures of discounted future net cash flows:

                                                   December 31,
                                                 1996        1995

             Future production revenues      $6,455,445  $15,657,841

             Future plugging costs              317,750    1,010,602

             Future production costs          1,196,873    5,393,469

             Total future costs               1,514,623    6,404,071

             Future cash flows before
              income taxes                    4,940,822    9,253,770

             Future income tax (benefits)      (864,644)  (1,619,410)

             Future net cash flows            5,805,466   10,873,180

             Effect of discounting future
              annual net cash flows at 10%      729,507    1,522,245

             Standardized measure of
              discounted future net cash
              flows                          $5,075,959   $9,350,935

        Summary of changes in the standardized measure of discounted future net cash flows:

                                                          December 31,
                                                        1996        1995

        Future net cash flows, beginning of year     $9,350,935  $6,247,260

        Net change in expected future income tax
           benefit                                      754,766    (537,725)

        Sales of oil and natural gas produced,
         net of production costs                     (2,164,441) (1,959,489)

        Revisions of previous quantity estimates     (2,501,408)  4,595,839

        Changes in future development costs             692,852         -

        Net changes in prices and production
         costs                                       (1,056,745)  1,005,050

        Standardized measure of discounted
         future net cash flows, end of year          $5,075,959  $9,350,935



                                                   December 31,
                                                1996        1995

        Weighted average outstanding
         shares based on primary
         earnings per share                  11,547,708   9,699,941

        Primary earnings per share           $    (0.18) $    (0.55)

        Weighted average outstanding
         shares based on fully diluted
         earnings per share                  11,547,708   9,699,941

         Fully diluted earnings per share    $    (0.18) $    (0.55)