Form 10QSB
period 1997-03-31
EXCEL RESOURCES INC
filed 1997-06-10
CIK 846770

                              United States
                     Securities and Exchange Commission
                           Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quartely period ended MARCH 31, 1997

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from             to            .

                       Commission File No. 33-26936-D

                            EXCEL RESOURCES, INC.
     (Exact name of small business issuer as specified in its charter)

                Nevada                     87-0460769
     (State or other jurisdiction of    (I.R.S. Employer
     incorporation or organization)     Identification No.)

                1111 Bagby, Suite 2400   Houston, Texas 77002
                  (Address of principal executive offices)

                              (713) 659-5556
                        (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days.   Yes  X   No


              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURINGS THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by court.   Yes      No  X *.

(*The Company has made no such filings because it has not distributed any securities under a plan confirmed by court)


APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practible date: 13,369,552


Transitional Small Business Disclosure Format:   Yes  X   No    .

                                  PART I
                          FINANCIAL INFORMATION

Item 1. Financial Statements

                           EXCEL RESOURCES, INC.
                        Consolidated Balance Sheet
                                      March 31,      December 31,
                                       1997              1996
                                    (Unaudited)         (Audited)
ASSETS

CURRENT ASSETS
     Cash                              $  1,429          $    752
     Accounts receivable - trade, net    15,614            15,614
     Total Current Assets                17,043            16,366

EQUIPMENT
     Transmission equipment             144,534           144,534
     Office furniture and equipment     104,853           104,853
     Leasehold improvements               6,452             6,452
     Accumulated depreciation          (174,206)         (169,555)
     Total Equipment                     81,633            86,284

NET OIL AND GAS PROPERTIES
         (full cost method)           2,055,388         2,570,562

OTHER ASSETS
     Long-term accounts receivable      107,000            98,737
     Investments                         15,621            15,621
     Total Other Assets                 122,621           114,358

TOTAL ASSETS                        $ 2,276,685       $ 2,787,570


              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
     Accounts payable - trade       $ 8,808,276       $ 8,559,775
     Accrued expenses                   902,415           635,950
     Notes payable - current portion  1,544,173         2,122,311
     Total Current Liabilities       11,254,864        11,318,036

LONG-TERM LIABILITIES
     Notes payable                       87,919            87,919
     Deferred revenue                   184,400           177,705
     Total Long-Term Liabilities        272,319           265,624

Total Liabilities                    11,527,183        11,583,660

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred Stock: 5,000,000
     shares authorized at $0.001
     par value, no shares issued
     and outstanding;
Common Stock: 100,000,000
     shares authorized at $0.001
     par value, 13,369,552 and
     11,309,552 shares issued and
     outstanding                         13,370            11,310
Additional paid-in capital            5,546,998         5,546,998
Accumulated deficit                 (14,810,866)      (14,354,398)
Total Stockholders' Equity (Deficit) (9,250,498)       (8,796,090)

TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIT)                  $ 2,276,685       $ 2,787,570


See accompanying notes to financial statements.

                            EXCEL RESOURCES, INC.
                 Consolidated Statements of Operations
                                              For the three months ended
                                                       March 31,
                                                  1997           1996
OIL AND GAS SALES                            $   994,250    $ 1,679,700

COST OF SALES                                    870,512      1,234,602
GROSS PROFIT                                     123,738        445,098

GENERAL AND ADMINISTRATIVE EXPENSES              415,000        287,278
INCOME (LOSS) FROM OPERATIONS                   (291,262)       157,820

OTHER INCOME (EXPENSE)
     Interest (Expense)                         (237,506)      (299,635)
     Gain (Loss) on sale of equipment                -          (10,000)
     Other                                        72,300            -
     Total Other Income (Expense)               (165,206)      (309,635)

NET INCOME (LOSS)                            $  (456,468)   $  (151,815)

NET INCOME (LOSS) PER SHARE                  $     (0.03)   $     (0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING 13,369,552     12,023,956

See accompanying notes to financial statements.

                            EXCEL RESOURCES, INC.
                   Consolidated Statements of Cash Flows
                                            For the three months ended
                                                      March 31,
                                                 1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss)                      $  (456,468)   $  (151,815)
     Adjustments to Reconcile Net Loss to Net
     Cash Provided (Used) by Operating Activities:
          Depreciation, depletion and
          amortization                          519,825        521,436
          Deferred revenue                        6,695            -
          (Gain) Loss on sale of assets             -           10,000
          Common stock issued for services       50,074      1,095,034
     Changes in Operating Assets and Liabilities:
          Trade accounts receivable                 -         (214,731)
          Long-term receivable                   (8,263)       177,326
          Trade accounts payable and current
             portion long-term debt            (329,637)      (451,847)
          Accrued expenses                      266,465         28,576
Net Cash Provided (Used) by Operating
  Activities                                 $   (1,383)   $   (81,055)


CASH FLOWS FROM INVESTING ACTIVITIES:
     Proceeds from sale of equipment         $      -      $    10,000
     Proceeds from sale of securities             2,060            -
     Note receivable from stockholder               -           67,466
Net Cash Provided (Used) by Investing
     Activities                             $     2,060    $    77,466


CASH FLOWS FROM FINANCING ACTIVITIES:
     Repayment of long-term debt            $       -      $       -
     Proceeds from equity investors                 -              -
Net Cash Provided (Used) by Financing
      Activities                            $       -      $       -


NET INCREASE (DECREASE) IN CASH             $       677    $    (3,589)


CASH AND CASH EQUIVALENTS, BEGINNING OF
      PERIOD                                $       752    $     3,889


CASH AND CASH EQUIVALENTS, END OF PERIOD    $     1,429    $       300

See accompanying notes to financial statements.

                         EXCEL RESOURCES, INC.
                     Notes to Financial Statements

Note 1. Basis of Presentation, Organization and Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions and requirements of Form 10-QSB, and therefore do not include all information and footnotes necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. In the opinion of management, such financial statements reflect all adjustments necessary for a fair statement of the results of operations and financial position for the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full years. It is suggested that these consolidated financial statements be read in conjunction with the Company's consolidated financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

Organization and Business

Excel Resources, Inc., (the "Company"), formerly Dover Capital Corporation, was incorporated in the state of Nevada on December 31, 1988. The Company's primary business activity is the production, gathering and transportation of natural gas and related products.

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


          Class                           Life

     Transmission equipment                22 years
     Office furniture and equipment     10-12 years
     Transportation equipment               7 years
     Leasehold improvements               3-5 years

Oil and Gas Properties

The Company follows the full cost method of accounting, as defined by the Securities and Exchange Commission, whereby all costs incurred in connection with the acquisition, exploration and development of oil and gas properties, whether productive or nonproductive, are capitalized. Capitalized costs related to proved properties and estimated future costs to be incurred in the development of proved reserves are amortized using the unit-of-production method. The average depletion rate based on equivalent Mcf of natural gas for the three months ended March 31, 1997, and 1996 was $1.54 and $0.84, respectively. The average depletion rate for the three months ended March 31, 1997, was calculated utilizing proved developed producing (PDP) reserves only, although the Company owns additional reserves of approximately 4 Bcf that have been classified as proved undeveloped (PUD).

Capitalized costs are annually subjected to a test of recoverability by comparison to the present value of future net revenues from proved reserves. Any capitalized costs in excess of the present value of future net revenue from proved reserves, adjusted for the cost of certain unproved properties, are expensed in the year in which such an excess occurs. There has been no such test nor any related adjustment for the three months ended March 31, 1997.

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

Deferred Revenue

The Company has long-term throughput contracts with certain customers on its offshore oil and gas wells. The contracts contain "take or pay" provisions whereby the Company is entitled to a minimum throughput. The Company recognizes income only on its entitlement sales. Payment for surpluses over entitlements are credited to deferred revenues to offset future deficiencies. If the Company's take of production is less than the entitlement, the Company recognizes revenue on its full entitlement and charges long-term receivables. At March 31, 1997, and December 31, 1996, the Company had a long-term gas balancing receivable of $107,000 and $98,737 and an offsetting long-term gas balancing payable of $184,400 and $177,705, respectively.

Net Income (Loss) per Share

Net income per share amounts are based on the weighted average number of common shares outstanding.


Marketable Securities

Marketable securities consist of direct obligations of the U.S. Government and futures contracts. Securities are stated at cost, which approximates market value.

Cash Equivalents

Cash equivalents include any highly liquid investment instruments purchased with an original maturity date of three months or less.

Note 2. Purchase of Oil and Gas Leases

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

Note 3. Oil and Gas Exploration, Development and Producing Activities
(Unaudited)

Results of Operations

The results of oil and gas producing activities during the three months ended March 31, 1997, are as follows:

                                                         Amount

     Production revenues                          $   994,250
     Production costs                                    355,338
     Depreciation, depletion and amortization            515,174
     Operating income - producing activities         $   123,738

Cost Incurred

For the three months ended March 31, 1997, the costs incurred in oil and gas producing activities totaled $355,338, all of which amount was charged to expense.

Capitalized Costs

Capitalized costs relating to oil and gas exploration, development and producing activities were as follows:

                                                      March 31, 1997

Costs subject to amortization - all proved properties $ 9,333,663 Accumulated depreciation, depletion, and amortization: (7,278,275)
                                                       $ 2,055,388

Proved Reserves

The following schedule presents estimates of proved developed producing oil and natural gas reserves attributable to the Company, all of which are located offshore from the continental United States. Proved reserves are estimated quantities of oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved - developed reserves are those which are expected to be recovered through existing wells with existing equipment and operating methods. Reserves are stated in barrels of oil and millions of cubic feet of natural gas. Geological and engineering estimates of proved oil and natural gas reserves at one point in time are highly interpretive, inherently imprecise and subject to ongoing revisions that may be substantial in amount. Although every reasonable effort is made to ensure that the reserve estimates represent the most accurate assessments possible, these estimates are by their nature not precise and are often different from the quantities ultimately recovered.

                                                For the three months ended
                                                      March 31, 1997
                                                   (Bbl)          (Mcf)

Proved develop reserves at beginning of the period   -           1,670,000
Production                                           -            (333,890)
Proved develop reserves at end of the period         -           1,336,110

In addition to the proved developed producing natural gas reserves reported in the geological and engineering reports, the Company holds ownership interests in various proved - undeveloped properties. The reserve and engineering reports performed for the Company by an independent engineering consulting firm reflect additional proven reserves equal to approximately 4 Bcf of natural gas for these undeveloped properties. Although wells have been drilled and completed in each of these four properties, certain production and pipeline facilities must be installed before actual gas production will be able to commence. The most recent development plan for these properties indicates that facilities installation and commencement of production will be in 1997. However, such timing as well as the actual financing arrangements that will be secured by the Company are uncertain at this time. Therefore, these proven undeveloped reserves are not being included in the presentation of the oil and gas reserves at March 31, 1997, nor are such undeveloped reserves being considered in calculating depreciation, depletion and amortization expense for the period. Accordingly, these amounts are being calculated for the period based on the March 31, 1997 balance of the proven developed producing reserves set forth above.

Standardized Measure of Discounted Future Net Cash Flows

The following schedule presents the standardized measure of estimated discounted future net cash flows from the Company's proved developed producing reserves at March 31, 1997. Estimated future cash flows were based on independent reserve data.

Because the standardized measure of future net cash flows was prepared using the prevailing economic conditions existing at March 31, 1997, it should be emphasized that such conditions continually change. Accordingly, such information should not serve as a basis in making any judgment on the potential value of the Company's recoverable reserves or in estimating future results of operations.


Standardized measures of discounted future net cash flows:
(Based on Proven Developed Producing Reserves Only)

                                              March 31, 1997

     Future production revenues                $ 2,672,488

     Future plugging costs                     $   317,750
     Future production costs                   $   995,445
     Total future costs                        $ 1,313,195

     Future cash flows before income taxes     $ 1,359,293
     Future income tax / (benefit)             $  (237,876)
     Future net cash flows                     $ 1,597,169

     Effect of discounting future annual net
          cash flows at 10%                    $   200,698

     Standardized measure of discounted future
          net cash flows                       $ 1,396,471

Note 4. Notes Payable

Notes payable consisted of the following:

                                               March 31,      December 31,
                                                 1997            1996

Purchase note payable, in default, payable
on demand, currently being repaid
from future production from oil and gas
properties and/or dedicated natural
gas trades, interest imputed at 20%.           $ 1,222,039    $
1,779,794

Interest-free note payable to a company,
effective interest rate approximately
8%, payments of $5,000 due monthly, final
payment due November, 1997.                         47,629           62,629

Interest-free notes payable to a company,
effective interest rate approximately 6%,
to be repaid through overriding royalties
from the Company's working interest in the
offshore properties at $20,000 per month,
commencing no later than September 1997,
until paid.                                        249,412          232,365

Note payable to a company, interest at 12%
per annum, payments of $4,982 due monthly,
final payment due August, 1999.                    113,012          135,442
                                                 1,632,092        2,210,230
Less current maturities                         (1,544,173)      (2,122,311)
Notes payable - long-term                      $    87,919      $    87,919

Maturities of long-term debt are as follows:

                                                    As of        As of
                                                  March 31,   December 31,

        1997                                  $ 1,544,173    $ 2,122,311
        1998                                       52,039         52,039
        1999                                       35,880         35,880
        2000                                          -              -
        2001 and thereafter                           -              -
               Total                        $ 1,632,092    $ 2,210,230

Note 5. Income Taxes

At March 31, 1997, the Company had net operating loss carryforwards of approximately $12,400,000 that may be offset against future taxable income through 2011. No tax benefit has been reported in the 1997 financial statements, because the potential tax benefits of the net operating loss carryforwards are offset by a valuation allowance of the same amount.

Note 6. Commitments

The Company leases office space and certain equipment under operating lease agreements. At March 31, 1997, the estimated future minimum rental payments required under the leases were:

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

Rental expense for the three months ended March 31, 1997, and 1996, totaled approximately $21,367 and $33,909, respectively.

Note 7. Employee Benefit Plan

The Company has a 401(k) deferred compensation plan. Under this plan, employees meeting eligibility requirements, (as defined in the plan), contribute a percentage of their before-tax compensation to the plan with the Company matching the first two percent of the employee contribution. Additional Company contributions may be made at the discretion of the Board of Directors. The Company made no contributions for either the three months ended March 31, 1997, or March 31, 1996.

Note 8. Related Party Transactions

The Company experienced no related party transactions during the three months ended March 31, 1997.

Note 9. Supplemental Disclosure of Cash Flow Information

                                           1997                1996

          Interest paid             $    78,461         $   185,570

Item 2. Management's Discussion and Analysis of the Financial Condition and Results of Operations

Total sales for the three months ended March 31, 1997, were $994,250, representing a $685,450 or 40.81% decrease from the total sales of $1,679,700 for the three months ended March 31, 1996. This decrease was due primarily to the elimination of substantial production imbalances that were being "made-up" by the Company during the first three months of 1996. There was also a decrease of the Company-owned natural gas and oil production which was offset by an increase in natural gas prices.

Gross profit for the three months ended March 31, 1997, was $123,738, representing a $321,360 or 72.20% decrease from the gross profit of $445,098 for the three months ended March 31, 1996. This decrease is attributable to a change in the methodology used for calculating the unit average depletion rate. The new methodology considers only remaining proven developed producing reserves in calculating the unit rate, whereas the methodology formerly used by the Company considered both remaining proven developed producing reserves as well as proven undeveloped reserves. Total depletion on the Company's producing properties was approximately $515,000 which is included in the cost of sales.

Net loss for the three months ended March 31, 1997, was $456,468, representing a $304,653 or 200.67% increase from the net loss of $151,815 for the three months ended March 31, 1996. This increase is attributable primarily to the aforementioned methodology change.

Liquidity and Capital Resources

The primary sources of cash for the Company for the three months ended March 31, 1997 included funds generated from current and past operations. Cash outflows included funds used in operations and the repayment of debt.

Net cash flow used by operating activities was $1,383 for the three months ended March 31, 1997, as compared to cash flow used in operating activities of $81,055 for the three months ended March 31, 1996. The negative cash flow in the three months ended March 31, 1997 was primarily due to payments that were made to reduce debt.

Net cash flow provided by investing activities was $2,060 for the three months ended March 31, 1997, as compared to cash flow provided by investing activities of $77,466 for the three months ended March 31, 1996. The 1997 cash flow was from the issuance of Company stock. The 1996 cash flow was from the sale of equipment and the partial repayment of a note receivable from a shareholder.

The Company had no cash flow from financing activities during either the three months ended March 31, 1997 or 1996.

At March 31, 1997, the Company's current liabilities of $11,254,864 exceeded its current assets of $17,043 by $11,273,821.

The Company is currently seeking additional sources of both equity and debt financing in Europe as well as within the United States to fund current and future acquisitions. Each acquisition is evaluated and judged on its future potential cash flows. It is the objective of the Company that each acquisition generate cash flows sufficient to fund the particular acquisition's operations and its associated debt.

The Company currently has 5,000,000 authorized but unissued shares of preferred stock and 86,630,448 shares of authorized but unissued common stock. The Company issued 2,060,000 new shares of common stock during the three months ended March 31, 1997. All such stock issued during the three months ended March 31, 1997, was issued to secure professional services pertaining the financial needs of the Company.

                                 PART II
                            OTHER INFORMATION

Item 1. Legal Proceedings

The Company and Excel Gas Marketing, Inc., an affiliate of the Company, are either individually or jointly involved in a number of claims, as well as litigation, for breach of contract primarily arising from the nonpayment for natural gas purchased. Liquidity problems encountered by both the Company and Excel Gas Marketing, Inc. during 1994 were the primary factors giving rise to such claims. Management believes that the outcome of such litigation will not have a material adverse effect upon the Company, since all claims are properly reflected in the consolidated financial statements. The following is a listing of those legal actions that either became a reportable event during the three months ended March 31, 1997, or which there have been material development during such period:

- July 23, 1996, NorAm Gas Transmission Co. filed suit against Excel Gas Marketing and the Company in the First Judicial District Court of Caddo Parish, Louisiana, for breach of contract for the failure of Excel Gas Marketing / Excel-Texas to fully pay certain amounts due under the terms of a promissory note executed in favor of NorAm in the amount of $252,029.66, which note arose out of the Mutual Release and Settlement Agreement entered into in connection with the settlement of the February 10, 1995, NorAm action set forth above. The instant action has been settled between the respective parties. In connection with such settlement, a Consent Judgment was entered on February 7, 1997, awarding NorAm a sum of $227,029.66 (the unpaid balance on the referenced note) plus interest and court costs.

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

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of the security holders, through solicitation of proxies or otherwise, during the three months ended March 31 of the 1997 fiscal year.

Item 5. Other Information

On April 15, 1997, which is subsequent to the period covered by this Report, Randy P. Matye resigned from the Company's Board of Directors. This resignation was fully disclosed in the Form 8-K which was filed with the Securities and Exchange Commission on May 1, 1997, and which is incorporated herein by reference.

On April 25, 1997, which is subsequent to the period covered by this Report, Excel Resources, Inc., a Nevada Corporation (the "Company"), filed its voluntary petition in bankruptcy under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas. This event was fully disclosed in the Form 8-K which was filed with the Securities and Exchange Commission on May 1, 1997, and which is incorporated herein by reference.

On May 7, 1997, which is subsequent to the period covered by this Report, Excel Resources, Inc., a Texas Corporation and wholly owned subsidiary of the Company, filed its voluntary petition in bankruptcy under Chapter 7 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas. Case number 97-44808-H3-7.

Also on May 7, 1997, which is subsequent to the period covered by this Report, Excel Gas Marketing, Inc., an affiliate of the Company by common ownership, filed its voluntary petition in bankruptcy under Chapter 7 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas. Case number 97-44807-H5-7.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

None.

(b)  Reports on Form 8-K*.

Current report on Form 8-K, filed May 1, 1997.

* Incorporated herein by reference.


                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               EXCEL RESOURCES, INC.

Date: 6/5/97                                 By /s/ Francis H. Brinkman

                                             Francis H. Brinkman
                                             Chairman of the Board, Chief
                                             Executive Officer and Director


Date: 6/5/97                                 By /s/ Roger D. Case

                                             Roger D. Case
                                             President, Chief Operating
                                             Officer, Assistant Secretary and
                                             Director (Principal Operating
                                            Officer)